Form 10-Q
period 2024-06-30
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2024-08-14
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-56639
_________________________________________________
KKR Enhanced US Direct Lending Fund-L Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	99-6101395
(State of Organization)	(I.R.S. Employer Identification Number)

555 California Street 50th Floor San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 315-3620
_______________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 13, 2024 was 278,509.

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

June 30, 2024
Assets
Investments, at fair value (cost - $496,236)	$503,503
Cash and cash equivalents	15,317
Subscription receivable	50,000
Interest receivable	6,215
Other assets	10,032
Total assets	$585,067

Liabilities
Credit facility	$276,727
Distribution payable	6,651
Interest payable	4,347
Payable for investments purchased	8,751
Deferred tax liability	1,046
Due to Adviser	54
Administration and custody fees payable	64
Directors’ fees payable	19
Other accrued expenses	6,253
Total liabilities	$303,912
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 272,142 shares issued and outstanding	$0
Capital in excess of par value	275,001
Retained earnings (accumulated deficit)	6,154
Net Assets	$281,155

Net Asset Value Per Share:
Net asset value, price per share	$1,033.12
See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Investment income
Interest income	$10,723
Fee income	1,010
Total investment income	11,733

Expenses
Interest expense	4,565
Management fee	618
Professional fees	426
Administration and custody fees	64
Directors’ fees	19
Other expenses	8
Total expenses	5,700
Less: Fees waived by the Adviser	(618)
Net expenses	5,082

Net investment income	6,651

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	89
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	7,111
Provision for income taxes	(1,046)
Net realized and unrealized gains (losses)	6,154

Net increase (decrease) in net assets resulting from operations	$12,805

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)
(Unaudited)

For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Increase (decrease) in net assets resulting from operations
Net investment income	$6,651
Net realized gains (losses) on investments and foreign currencies	89
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	7,111
Provision for income taxes	(1,046)
Net increase (decrease) in net assets resulting from operations	12,805

Distributions to shareholders
Net investment income	(6,651)
Total distributions to shareholders	(6,651)

Shareholder transactions
Subscriptions	275,001
Increase from shareholder transactions	275,001

Net increase (decrease) in net assets	281,155

Net assets:
Beginning of period	—
End of period	$281,155

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,805
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(506,441)
Paid-in-kind interest	(161)
Proceeds from sale and repayments of investments	10,737
Net realized gains (losses) on investments and foreign currencies	(89)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(7,111)
Net accretion/amortization of premiums/discounts	(289)
Changes in operating assets and liabilities:
Increase in interest receivable	(6,215)
Increase in other assets	(10,032)
Increase in other accrued expenses	6,253
Increase in interest payable	4,347
Increase in payable for investments purchased	8,751
Increase in deferred tax liability	1,046
Increase in due to Adviser	54
Increase in administration and custody fees payable	64
Increase in Directors’ fees payable	19
Net cash provided by (used in) operating activities	(486,262)
Cash flows from financing activities:
Subscription for shares	225,001
Proceeds from credit facility	306,562
Repayments of credit facility	(30,000)
Net cash provided by (used in) financing activities	501,563

Effect of exchange rate changes on cash	16
Net Increase (Decrease) in Cash and Cash Equivalents	15,317
Cash and Cash Equivalents:
Beginning balance	—
Ending balance	$15,317

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par	Fair Value	Footnotes
Senior Secured Loans - First Lien - 179.1%
Aerospace & Defense - 0.5%
Karman Space Inc	TL 1L 12/20	SOFR +	6.25%		12/21/2025	$1,350	$1,357	(b)
Karman Space Inc	Revolver 1L 12/20	SOFR +	6.25%		12/21/2025	87	85	(b)(c)

Air Freight & Logistics - 16.9%
CSafe Global	TL 1L 03/24	SOFR +	5.75%		12/14/2028	39,028	39,339	(a)(b)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,445	6,939	(a)(b)(f)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,651	13	(a)(b)(c)
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	1,294	(a)(b)(c)

Application Software - 17.1%
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	5.75%	(2.25% PIK)	1/17/2031	6,486	6,534	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	5.75%	(2.25% PIK)	1/17/2031	963	7	(a)(b)(c)(d)
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	15	(a)(b)(c)
Med-Metrix	TL 1L 09/21	SOFR +	5.50%		9/15/2027	760	760	(a)(b)
Med-Metrix	TL 1L DD 09/21	SOFR +	5.50%		9/15/2027	387	387	(a)(b)
Med-Metrix	Revolver 1L 09/21	SOFR +	5.50%		9/15/2027	98	—	(a)(b)(c)
Med-Metrix	TL 1L 06/24	SOFR +	5.00%		9/15/2027	13,876	13,876	(b)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	12,699	12,918	(b)(h)
Misys Ltd	Revolver 1L 09/23	SOFR +	7.25%		9/13/2029	1,321	140	(b)(c)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	6.25%	(3.00% PIK)	11/8/2029	9,171	9,354	(b)(d)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	—	(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		9/30/2026	2,436	2,449	(b)
Spins LLC	TL 1L 01/21	SOFR +	5.50%		1/20/2027	1,544	1,544	(b)
Spins LLC	Revolver 1L 01/21	SOFR +	5.50%		1/20/2027	195	—	(b)(c)
Spins LLC	TL 1L DD 02/22 (Add-on)	SOFR +	5.50%		1/20/2027	183	82	(b)(c)

Asset Management & Custody Banks - 1.8%
Rockefeller Capital Management LP	TL 1L 04/24	SOFR +	5.00%		4/4/2031	5,034	5,034	(a)(b)(h)

Cargo Ground Transportation - 5.2%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	5.75%		12/3/2024	199	141	(b)(c)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	5.75%		12/3/2026	10,430	10,430	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par	Fair Value	Footnotes
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	5.75%		12/3/2026	$240	$240	(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	5.00%		5/6/2030	2,355	2,351	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	5.00%		5/6/2030	357	356	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	5.00%		5/4/2029	287	—	(a)(b)(c)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	5.00%		5/6/2030	1,625	679	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	5.00%		5/6/2030	339	338	(a)(b)

Construction & Engineering - 11.8%
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%		6/17/2031	1,583	(16)	(b)(c)
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%		6/17/2030	989	—	(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%		6/17/2031	8,071	7,990	(b)
Woolpert Inc	TL 1L 05/24	SOFR +	5.00%		4/5/2030	24,834	24,585	(a)(b)
Woolpert Inc	TL 1L DD 05/24	SOFR +	5.00%		4/5/2030	7,731	(77)	(a)(b)(c)
Woolpert Inc	Revolver 1L 05/24	SOFR +	5.00%		4/5/2029	3,865	734	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 1.5%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%		10/30/2029	4,303	4,290	(a)(b)
Shaw Development LLC	TL 1L DD 10/23	SOFR +	6.00%		10/30/2029	514	(1)	(a)(b)(c)

Consumer Finance - 1.8%
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	5.50%		10/4/2027	34	—	(b)(c)(h)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	5.50%		10/4/2027	4,962	4,962	(b)(h)
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	5.50%		10/4/2027	599	95	(b)(c)(h)

Diversified Financial Services - 2.1%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	5.00%		4/3/2030	5,950	5,910	(b)

Diversified Support Services - 8.4%
Apex Service Partners LLC	TL 1L 10/23 PIK	SOFR +	7.00%	(2.00% PIK)	10/24/2030	13,621	13,793	(a)(b)(d)
Apex Service Partners LLC	TL 1L DD 10/23 PIK	SOFR +	7.00%	(2.00% PIK)	10/24/2030	3,123	2,839	(a)(b)(c)(d)
Apex Service Partners LLC	Revolver 1L 10/23	SOFR +	6.50%		10/24/2029	1,037	463	(a)(b)(c)
Lexitas Inc	TL 1L DD 11/22	SOFR +	6.25%		5/18/2029	352	357	(b)
Lexitas Inc	TL 1L DD 03/23	SOFR +	6.25%		5/18/2029	188	191	(b)
Lexitas Inc	TL 1L DD 03/24	SOFR +	6.25%		5/18/2029	34,939	2,319	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Magna Legal Services LLC	TL 1L 11/22	SOFR +	6.50%	11/22/2029	$2,632	$2,685	(a)(b)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	6.50%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	6.50%	11/22/2029	737	752	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	6.00%	11/21/2029	2,012	346	(a)(b)(c)

Education Services - 4.1%
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	3,000	(15)	(a)(b)(c)
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	(9)	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,506	11,449	(a)(b)

Electrical Components & Equipment - 7.8%
Clarience Technologies LLC	TL 1L 02/24	SOFR +	5.75%	2/13/2031	21,822	21,783	(a)(b)
Clarience Technologies LLC	TL 1L DD 02/24	SOFR +	5.75%	2/13/2031	2,365	(4)	(a)(b)(c)
Clarience Technologies LLC	Revolver 1L 02/24	SOFR +	5.75%	2/13/2030	2,365	75	(a)(b)(c)

Electronic Equipment & Instruments - 0.3%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	393	(a)(b)
Excelitas Technologies Corp	TL 1L DD 08/22	SOFR +	5.25%	8/12/2029	20	—	(a)(b)(c)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	499	535	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/12/2029	4,972	4	(b)(c)

Environmental & Facilities Services - 2.4%
Heritage Environmental Services Inc	TL 1L 01/24	SOFR +	5.50%	1/31/2031	6,668	6,800	(a)(b)
Heritage Environmental Services Inc	Revolver 1L 01/24	SOFR +	5.50%	1/31/2030	917	—	(a)(b)(c)

Food Distributors - 1.7%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%	10/31/2028	4,195	4,143	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%	10/31/2028	1,204	524	(b)(c)

Health Care Equipment - 3.7%
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.50%	2/28/2031	10,388	10,403	(a)(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%	2/28/2031	1,933	3	(a)(b)(c)
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%	2/28/2030	1,449	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Health Care Facilities - 1.8%
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.50%	5/7/2027	$464	$463	(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.50%	5/7/2027	95	95	(b)
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.50%	5/7/2026	44	5	(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%	5/7/2027	20	20	(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%	8/31/2029	4,500	4,500	(b)

Health Care Services - 14.8%
Affordable Care Inc	TL 1L 08/21	SOFR +	5.50%	8/2/2028	3,241	3,241	(a)(b)
Affordable Care Inc	TL 1L DD 08/21	SOFR +	5.50%	8/2/2028	875	875	(a)(b)
Affordable Care Inc	TL 1L DD 08/23	SOFR +	5.50%	8/2/2028	970	524	(a)(b)(c)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.25%	2/25/2028	3,862	3,862	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.25%	2/25/2028	316	316	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	6.40%	4/3/2028	3,825	3,805	(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	6.40%	4/3/2028	208	207	(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%	4/3/2028	418	415	(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	6.50%	4/3/2028	3,227	3,219	(b)
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	6.00%	2/13/2031	15,927	15,967	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	6.00%	2/13/2031	5,529	14	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	6.00%	2/13/2031	3,317	8	(a)(b)(c)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	6.00%	2/13/2031	1,106	243	(a)(b)(c)
PSKW LLC (dba ConnectiveRx)	TL 1L 03/20	SOFR +	6.25%	3/9/2026	8,919	8,919	(b)

Hotels, Resorts & Cruise Lines - 1.7%
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%	11/5/2029	4,471	4,561	(a)(b)
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%	11/5/2029	562	169	(a)(b)(c)

Human Resource & Employment Services - 5.0%
Insight Global LLC	TL 1L 09/21	SOFR +	6.00%	9/22/2028	4,454	4,454	(a)(b)
Insight Global LLC	Revolver 1L 09/21	SOFR +	6.00%	9/22/2027	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 04/24	SOFR +	6.00%	9/22/2028	2,067	2,088	(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,057	1,067	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	88	89	(a)(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Oxford Global Resources LLC	TL 1L 06/22 (Add-on)	SOFR +	6.00%	8/17/2027	$3,577	$3,613	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,736	2,791	(b)

Insurance Brokers - 24.6%
Alera Group Intermediate Holdings Inc	TL 1L 09/21	SOFR +	5.25%	10/2/2028	1,387	1,394	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 09/21	SOFR +	5.25%	10/2/2028	751	755	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 12/21	SOFR +	5.25%	10/2/2028	1,886	1,896	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L 08/22	SOFR +	6.50%	10/2/2028	470	472	(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 08/22	SOFR +	5.25%	10/2/2028	942	947	(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 11/23	SOFR +	5.75%	10/2/2028	1,614	289	(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	5.50%	12/20/2030	2,502	2,533	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	5.50%	12/20/2030	2,378	1,921	(a)(b)(c)
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	5.50%	12/20/2029	538	—	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	5.00%	12/20/2030	4,607	(40)	(b)(c)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	5.25%	10/29/2030	4,157	4,157	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	5.25%	10/29/2030	298	298	(a)(b)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	5.25%	10/29/2029	1,127	—	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	5.25%	10/29/2030	20	20	(b)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	5.25%	10/29/2030	9	9	(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	5.25%	10/29/2030	3,123	1,415	(b)(c)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	5.25%	10/29/2030	3,006	—	(b)(c)
Galway Partners Holdings LLC	TL 1L 09/21	SOFR +	5.25%	9/29/2028	7,032	7,032	(a)(b)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	5.25%	9/30/2027	704	97	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L 04/23	SOFR +	5.75%	9/29/2028	540	551	(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	5.75%	9/29/2028	818	—	(b)(c)
Galway Partners Holdings LLC	TL 1L DD 02/24	SOFR +	5.00%	9/29/2028	4,401	(10)	(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD 12/21	SOFR +	5.50%	11/24/2028	1,423	1,413	(b)
Higginbotham Insurance Agency Inc	TL 1L 12/21	SOFR +	5.50%	11/24/2028	4,444	4,411	(b)
Higginbotham Insurance Agency Inc	TL 1L DD 08/23	SOFR +	5.50%	11/24/2028	3,594	3,567	(b)
Higginbotham Insurance Agency Inc	TL 1L DD 03/24	SOFR +	4.75%	11/24/2028	4,577	510	(b)(c)
Integrity Marketing Group LLC	TL 1L DD 08/23 (Add-on)	SOFR +	6.00%	8/27/2026	13,748	4,863	(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/23	SOFR +	6.00%	8/27/2026	1,055	—	(b)(c)
Integrity Marketing Group LLC	TL 1L 08/23 (Amendment No.11)	SOFR +	6.50%	8/27/2026	211	211	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Integrity Marketing Group LLC	TL 1L DD 08/23 (Amendment No.13)	SOFR +	6.00%	8/27/2026	$491	$491	(b)
Integrity Marketing Group LLC	TL 1L 08/23 (Amendment No.13)	SOFR +	6.00%	8/27/2026	735	735	(b)
Integrity Marketing Group LLC	TL 1L DD 08/23	SOFR +	6.02%	8/27/2026	4,455	4,455	(a)(b)
RSC Insurance Brokerage Inc	TL 1L 09/19	SOFR +	5.50%	11/1/2029	9,634	9,634	(b)
RSC Insurance Brokerage Inc	Revolver 1L 11/19	SOFR +	5.50%	11/1/2029	246	—	(b)(c)
RSC Insurance Brokerage Inc	TL 1L B 09/20	SOFR +	5.50%	11/1/2029	947	947	(b)
RSC Insurance Brokerage Inc	TL 1L 11/21	SOFR +	5.50%	11/1/2029	1,579	1,579	(b)
RSC Insurance Brokerage Inc	TL 1L DD-2 11/23	SOFR +	5.50%	11/1/2029	6,628	6,628	(b)
RSC Insurance Brokerage Inc	TL 1L DD3 08/23	SOFR +	6.00%	11/1/2029	1,658	646	(b)(c)
RSC Insurance Brokerage Inc	TL 1L DD 10/23 (Tranche 2)	SOFR +	6.00%	11/1/2029	5,384	5,384	(b)

Interactive Media & Services - 0.8%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(46)	(b)(c)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	2,218	2,218	(b)

IT Consulting & Other Services - 1.6%
New Era Technology Inc	TL 1L DD 04/21	SOFR +	6.25%	10/31/2026	1,593	1,586	(b)
New Era Technology Inc	TL 1L 04/21	SOFR +	6.25%	10/31/2026	1,644	1,638	(b)
New Era Technology Inc	TL 1L DD 04/22	SOFR +	6.25%	10/31/2026	1,218	1,213	(b)

Personal Care Products - 4.5%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%	11/30/2026	8,609	8,215	(b)
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 09/23	SOFR +	6.25%	11/30/2026	4,752	4,534	(b)

Property & Casualty Insurance - 1.7%
Alacrity Solutions Group LLC	TL 1L 12/21	SOFR +	5.25%	12/22/2028	4,466	4,390	(b)
J S Held LLC	TL 1L DD 03/23	SOFR +	5.50%	12/1/2026	461	457	(b)

Publishing - 5.3%
RBmedia	TL 1L 08/23	SOFR +	5.75%	8/31/2030	14,885	14,907	(b)
RBmedia	Revolver 1L 08/23	SOFR +	5.75%	8/31/2028	1,211	—	(b)(c)

Real Estate Services - 1.6%

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par	Fair Value	Footnotes
SitusAMC Holdings Corp	TL 1L 12/21	SOFR +	5.50%		12/22/2027	$4,500	$4,500	(a)(b)

Research & Consulting Services - 3.4%
BDO USA PA	TL 1L 08/23	SOFR +	6.00%		8/31/2028	5,972	6,032	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%		5/4/2027	1,127	1,127	(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%		5/4/2027	2,332	2,332	(b)

Specialized Consumer Services - 3.1%
Circana Group (f.k.a. NPD Group)	TL 1L 04/24 PIK	SOFR +	5.50%	(2.00% PIK)	12/21/2028	4,909	4,958	(a)(b)(d)
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/24	SOFR +	5.00%		12/21/2027	255	167	(a)(b)(c)
Spotless Brands LLC	TL 1L 02/23	SOFR +	6.50%		7/25/2028	1,734	1,760	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	6.75%		7/25/2028	2,635	1,831	(a)(b)(c)

Specialty Chemicals - 6.5%
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	5.00%		5/31/2031	3,054	(15)	(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	5.00%		5/31/2031	18,265	18,173	(b)
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	5.00%		5/31/2031	3,054	—	(b)(c)

Systems Software - 8.2%
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%		3/9/2029	4,453	4,453	(b)
OEConnection LLC	TL 1L 04/24	SOFR +	5.25%		4/22/2031	18,452	18,461	(a)(b)
OEConnection LLC	TL 1L DD 04/24	SOFR +	5.25%		4/22/2031	3,203	2	(a)(b)(c)
OEConnection LLC	Revolver 1L 04/24	SOFR +	5.25%		4/22/2031	2,002	—	(a)(b)(c)

Trading Companies & Distributors - 7.4%
Individual FoodService	TL 1L 10/23	SOFR +	6.00%		10/31/2029	14,622	14,752	(b)
Individual FoodService	TL 1L DD 10/23	SOFR +	6.00%		10/31/2029	1,615	1,015	(b)(c)
Individual FoodService	Revolver 1L 10/23	SOFR +	6.00%		10/31/2029	1,245	—	(b)(c)
Radwell International LLC/PA	Revolver 1L 04/22	SOFR +	5.50%		4/1/2028	384	90	(a)(b)(c)
Radwell International LLC/PA	TL 1L 12/22	SOFR +	5.50%		4/1/2029	5,039	5,050	(a)(b)

Total Senior Secured Loans - First Lien (Cost - $496,236)							$503,503
TOTAL INVESTMENTS (Cost - $496,236) - 179.1%							$503,503
See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Shares	Fair Value	Footnotes
Money Market Fund - 5.1%
U.S. Government Securities - 5.1%
BNY Mellon U.S. Treasury Fund	Money Market Fund Share	14,256,131	$14,256	(e)
TOTAL MONEY MARKET FUND (Cost - $14,256)			$14,256

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $510,492) - 184.2%			$517,759
LIABILITIES EXCEEDING OTHER ASSETS, NET - (84.2%)			(236,604)
NET ASSETS - 100.0%			$281,155

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of June 30, 2024 was 5.3%.
SONIA	Sterling Overnight Index Average as of June 30, 2024 was 5.2%.
EURIBOR	Euro Interbank Offered Rate as of June 30, 2024 was 3.6%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is included in the spread.
(e)	The money market fund’s average 7-day yield as of June 30, 2024 was 4.9%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of June 30, 2024, 96.0% of the Company's total assets represented qualifying assets.

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization
KKR Enhanced US Direct Lending Fund-L Inc. (the “Company”) was formed on December 22, 2023 as a statutory trust under the laws of the state of Delaware. The Company is an externally managed, non-diversified, closed-end management investment company, which converted into a Delaware corporation and commenced investment operations on April 19, 2024. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code").
The Company’s investment objective is to generate current income by investing primarily in the debt securities of private middle market U.S. companies. The Company is externally managed by KKR Credit Advisors (US) LLC (the “Adviser”), pursuant to an investment advisory agreement.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10 filed on June 4, 2024.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation - The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Basis of Consolidation - The Company’s consolidated financial statements include balances of both the Company and its wholly owned subsidiaries, which are  KKR Enhanced US EvDL Funding LLC and KKR Enhanced US Direct Lending Fund-L LLC. All intercompany balances and transactions have been eliminated upon consolidation.

Valuation of Investments - The Board of Directors (the “Board”) of the Company has adopted valuation policies and procedures to ensure investments are valued in a manner consistent with GAAP as required by the 1940 Act. The Board designated the Adviser as the valuation designee to perform fair valuations pursuant to Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Valuation Designee has primary responsibility for implementing the Company’s valuation policies and procedures.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Consolidated Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Level 3 — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset. The variability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2 and/or 3.

Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjust to the point within the bid-ask range that meets the Company’s best estimate of fair value.

Investments are generally valued based on quotations from third party pricing services, unless such a quotation is unavailable or is determined to be unreliable or inadequately representing the fair value of the particular assets. In that case, valuations are based on either valuation data obtained from one or more other third party pricing sources, including broker dealers selected by the Adviser, or will reflect the Valuation Committee’s good faith determination of fair value based on other factors considered relevant. For assets classified as Level 3, valuations are based on various factors including financial and operating data of the company, company-specific developments, market valuations of comparable companies and model projections.

The fair value of certain unfunded investments in delayed draw term loans and revolving lines of credit may at times be priced at less than par value resulting in a financial liability in the Consolidated Schedule of Investments and are valued in accordance with ASC Topic 820, Fair Value Measurements. These values are temporary and the funding of the commitment will result in these investments valued as financial assets.

For the period ended June 30, 2024, there have been no significant changes to the Company’s fair value methodologies.

Investment Transactions - Investment transactions are accounted for on the trade date, the date the order to buy or sell is executed. Realized gains and losses are calculated on the specific identified cost basis.

Revenue Recognition - The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest on loans if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Original issue discount ("OID") is capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Prepayment premiums, structuring fees, other non-recurring fees are recorded as fee income when earned.
Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income, as applicable.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with maturities of three or fewer months at the time of acquisition. Cash equivalents consist of money market funds with financial institutions and are classified as Level 1 in the fair value hierarchy.
Deferred Financing Costs - The Company has incurred financing costs related to the establishment of a secured revolving credit facility. The aforementioned costs were capitalized as an asset and are being amortized on a straight-line basis over each instrument’s term.
Foreign Currency Transactions - The books and records of the Company are maintained in U.S. dollars. All investments denominated in foreign currency are converted to the U.S. dollar using prevailing exchange rates at the end of the reporting period. Income, expenses, gains and losses on investments denominated in foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when the transactions occurred.
The Company bifurcates that portion of the results of operations resulting from changes in foreign exchange rates on investments and from the fluctuations arising from changes in market prices of securities held.
Distributions to Shareholders - Distributions of net investment income are generally declared and paid quarterly and distributable net realized capital gains, if any, are declared and distributed at least annually. Distributions to shareholders are recorded on the ex-dividend date.
Income Taxes - The Company has elected to be treated and has qualified, and intends to continue to qualify in each taxable year, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, and in conformity with the Regulated Investment Company Modernization Act of 2010. The Company will not be subject to federal income tax to the extent the Company satisfies the requirements under Section 851 of the Internal Revenue Code, including distributing substantially all of its investment company taxable income and capital gains to its shareholder based on the Company’s fiscal year end of December 31.

Based on excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50.0%) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year.

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company, the Company has recognized a deferred tax liability of $1,046 as of June 30, 2024. The Company has recognized a deferred income tax expense of $1,046 for the period ended June 30, 2024.

Recent Accounting Pronouncements - In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

paid. This is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
Note 3. Shareholder Transactions
The Company expects to conduct a continuous private offering of its Common Shares (the “Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of its organizational documents.
At June 30, 2024, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the period ended June 30, 2024:

	For the Period Ended June 30, 2024
Subscriptions - Common Shares(1)	Share	Amount
June 30, 2024	272,142	$275,001
Total	272,142	$275,001
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.
The following table reflects the distributions per share that the Company has declared on its Common Shares during the period ended June 30, 2024:

			For the Period Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
Total			$29.73	$6,651
Note 4. Agreements and Related Party Transactions
Investment Advisory Agreement - The Company has executed an investment advisory agreement with the Adviser (“Investment Advisory Agreement”). The Adviser provides day-to-day portfolio management services to the Company and has discretion to purchase and sell investments in accordance with the Company’s objectives, policies, and restrictions. For the services it provides to the Company, the Adviser receives an annual fee, payable monthly by the Company, in an amount equal to 1.25% of the Company’s month end net assets. The Adviser has agreed to reduce its management fee to an annual rate of 0.00% of the Company’s month end net assets (the “Management Fee Waiver”). The Management Fee Waiver will remain in effect through at least December 31, 2025, though the Adviser does not currently intend to terminate the Management Fee Waiver after that date. After December 31, 2025, the Management Fee Waiver may be terminated only upon 60 days’ notice by the Board or the Adviser.
During the period ended June 30, 2024, the Adviser earned a Management Fee of $618 and waived fees of $618.
Administrator, Custodian and Transfer Agent - KKR Credit Advisors (US) LLC also serves as the Company’s administrator (the “Administrator”) pursuant to an administration agreement under which the Administrator is responsible for providing administrative and accounting services. The Administrator has also entered into a sub-administration agreement with The Bank of New York Mellon. The Company has engaged The Bank of New York Mellon as the Company’s custodian and has engaged BNY Mellon Investment Servicing (US) Inc. as the Company’s transfer agent.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Distributor - Pursuant to a Distribution Agreement, KKR Capital Markets LLC (the “Distributor”), an affiliate of the Adviser, serves as distributor of the Company’s shares. The Company’s shares do not incur distribution or servicing fees.
Exemptive Relief - As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term.
In an order dated January 5, 2021, the SEC granted exemptive relief that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser with certain affiliates of the Adviser.
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2024, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.
Note 5. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024:

	June 30, 2024
	(Unaudited)
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$496,236	$503,503	97.2%
Money Market Fund	14,256	14,256	2.8%
Total	$510,492	$517,759	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024:

	June 30, 2024
	(Unaudited)
Industry Classification	Fair Value	Percentage of Portfolio
Insurance Brokers	69,210	13.6%
Application Software	48,066	9.5%
Air Freight & Logistics	47,585	9.5%
Health Care Services	41,615	8.2%
Construction & Engineering	33,216	6.6%
Diversified Support Services	23,745	4.7%
Systems Software	22,916	4.6%
Electrical Components & Equipment	21,854	4.3%
Trading Companies & Distributors	20,907	4.2%
Specialty Chemicals	18,158	3.6%
Publishing	14,907	3.0%
Cargo Ground Transportation	14,535	2.9%
Human Resource & Employment Services	14,102	2.8%
Personal Care Products	12,749	2.5%
Education Services	11,425	2.3%
Health Care Equipment	10,406	2.1%
Research & Consulting Services	9,491	1.9%
Specialized Consumer Services	8,716	1.7%
Environmental & Facilities Services	6,800	1.4%
Diversified Financial Services	5,910	1.2%
Health Care Facilities	5,083	1.0%
Consumer Finance	5,057	1.0%
Asset Management & Custody Banks	5,034	1.0%
Property & Casualty Insurance	4,847	1.0%
Hotels, Resorts & Cruise Lines	4,730	0.9%
Food Distributors	4,667	0.9%
Real Estate Services	4,500	0.9%
IT Consulting & Other Services	4,437	0.9%
Construction Machinery & Heavy Transportation Equipment	4,289	0.9%
Interactive Media & Services	2,172	0.4%
Aerospace & Defense	1,442	0.3%
Electronic Equipment & Instruments	932	0.2%
Total	$503,503	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Fair Value
The following table presents information about the Company’s assets measured on a recurring basis as of June 30, 2024 and indicates the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$503,503	$503,503
Money Market Fund	14,256	—	—	14,256
Total Investments including Money Market Fund	$14,256	$—	$503,503	$517,759

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Senior Secured Loans - First Lien
Balance as of April 19, 2024	$—
Purchases	506,441
Paid-in-kind interest	161
Sales and repayments	(10,737)
Accretion of discount (amortization of premium)	289
Net change in unrealized appreciation (depreciation)	7,263
Net realized gain (loss)	85
Balance as of June 30, 2024	$503,503

Net unrealized appreciation (depreciation) of investments held at June 30, 2024	$7,263

No securities were transferred into or out of the Level 3 hierarchy during the period ended June 30, 2024.
The following table presents additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of June 30, 2024:

Financial Asset	Fair Value	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$503,503	Yield Analysis	Yield	9.27% - 14.22% (10.42%)	Decrease
			Discount Margin	0.45% - 2.70% (1.55%)	Decrease
			Net Leverage	3.15x - 9.52x (6.28x)	Decrease
			EBITDA Multiple	7.25x - 25.25x (13.50x)	Increase
__________
(1)For the assets that have more than one valuation technique, the Company may rely on the techniques individually or in aggregate based on a weight ascribed to each one ranging from 0.0% -100.0%. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among the investments and in certain instances, may result in up to a 100.0% weighting to a single methodology.
(2)The significant unobservable inputs used in the fair value measurement of the Company’s assets and liabilities may include the last twelve months (“LTM”) EBITDA multiple, weighted average cost of capital, discount margin, probability of default, loss

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments, market valuations of comparable companies, and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.
(3)Weighted average amounts are based on the estimated fair values.
Note 7. Debt Obligations
On April 1, 2024, KKR Enhanced US EVDL Funding LLC, a wholly owned subsidiary of the Company, entered into a secured revolving credit facility agreement (the “Citibank Credit Facility”) with Citibank, N.A., as lender, to borrow up to $500.0 million, with options to increase the financing commitment up to $1.25 billion. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2027. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2029.

The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 2.65%. Commitment fees accrue at a rate of 0.35%, 0.50% or 1.25%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of June 30, 2024, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility for the period ended June 30, 2024 were as follows:

Stated interest expense	$4,084
Unused commitment fees	263
Amortization of deferred financing costs	218
Total interest expense	$4,565
Weighted average interest rate	8.0%
Average Borrowings Outstanding	253,518

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of June 30, 2024. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
June 30, 2024	$276,727	$2,016
__________
(1)Asset covered per $1,000 of debt is calculated by subtracting the Company’s liabilities and indebtedness not representing senior securities from the Company’s total assets, dividing the result by the aggregate amount of the Company’s senior securities representing indebtedness then outstanding, and multiplying the result by 1,000.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of June 30, 2024, total unfunded commitments on these credit agreements were $150,212.

Under the Company’s organizational documents, its officers and Directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company. However, based on experience, management expects the risk of loss to be remote.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the period ended June 30, 2024:

For the Period Ended June 30, 2024
(Unaudited)
Common Shares(1)
Per Share Operating Performance(2)
Net asset value, beginning of period	$1,000.00
Income from investment operations:
Net investment income	28.88
Net realized and unrealized gains (losses)	33.97
Total investment from operations	62.85

Distributions from:
Net investment income	(29.73)
Total distributions	(29.73)
Net asset value, end of period	$1,033.12
Total return(3)	6.28%

Ratio to average net assets
Expenses, before waiver(4)	10.46%
Expenses, after waiver(4)	9.17%
Net investment income, before waiver(4)	11.83%
Net investment income, after waiver(4)	13.12%
Supplemental data
Net asset value, end of period	$281,155
Portfolio turnover rate(3)	2.33%
____________________
(1)Common Shares commenced investment operations on April 19, 2024.
(2)Per share calculations were performed using the average shares outstanding for the period.
(3)Total return and portfolio turnover rate are for the period indicated and have not been annualized. Total return assumes a purchase of common shares at the net asset value on the first day and a sale at the net asset value on the last day of each period reported on the table.
(4)Annualized.
Note 10. Subsequent Events
Subsequent events after the reporting date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. The Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to KKR Enhanced US Direct Lending Fund-L Inc. and the “Adviser” refers to KKR Credit Advisors (US) LLC.
Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a subsidiary of KKR & Co. Inc. (together with the Adviser and its other affiliates, “KKR”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
• our future operating results;
• our business prospects and the prospects of our portfolio companies;
• risk associated with possible disruptions in our operations or the economy generally;
• changes in the general interest rate environment;
• general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
• our contractual arrangements and relationships with third parties;
• actual and potential conflicts of interest with our Adviser and its affiliates;
• the dependence of our future success on the general economy and its effect on the industries in which we invest;
• the ability of our portfolio companies to achieve their objectives;
• the use of borrowed money to finance a portion of our investments;
• the adequacy of our financing sources and working capital;
• the timing and amount of cash flows, if any, from the operations of our portfolio companies;
• the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
• the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
• our ability to qualify and maintain our qualification as a BDC and as a RIC under the Code;
• the impact on our business of U.S. and international financial reform legislation, rules and regulations;
• the effect of changes in tax laws and regulations and interpretations thereof.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. This report contains forward-looking statements, which may relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. The Adviser is registered as an investment adviser with the SEC. We were formed as a Delaware statutory trust on December 22, 2023 and converted into a Delaware corporation on April 19, 2024. After the conversion, we also elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

The Adviser oversees (subject to the oversight of the Board, a majority of whom are Independent Directors) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Investment Advisory Agreement. For the services it provides to us, the Adviser receives an annual fee, payable monthly by us, in an amount equal to 1.25% of our month end net assets. The Adviser has agreed to reduce its management fee to an annual rate of 0.00% of our month end net assets. The Management Fee Waiver will remain in effect through at least December 31, 2025, though the Adviser does not currently intend to terminate the Management Fee Waiver after that date. After December 31, 2025, the Management Fee Waiver may be terminated only upon 60 days’ notice by the Board or the Adviser.

We expect to conduct the continuous Private Offering of our Common Shares in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.
Investments
Our level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenues

We plan to principally generate revenues in the form of interest income on the debt investments we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we plan to generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.
Expenses
Our primary operating expenses will include interest expense from financing arrangements and other indebtedness and other expenses necessary for our operations. The Adviser has agreed to waive its Management Fee through at least December 31, 2025. See “Item 1. Financial Statements - Note 4 - Agreements and Related Party Transactions” for additional information.

Portfolio and Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the period ended June 30, 2024:

Net Investment Activity	For the Period Ended June 30, 2024
Purchases	$506,441
Paid-in-kind interest	161
Sales and Repayments	(10,737)
Net Investment Activity	$495,865

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2024:

	June 30, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$496,236	$503,503	97.2%
Money Market Fund	14,256	14,256	2.8%
Total	$510,492	$517,759	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2024:

June 30, 2024
Number of Portfolio Companies	59
% Variable Rate Debt Investments (based on fair value)(1)	100.0%
% Other Income Producing Investments (based on fair value)(2)	—%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	11.0%
__________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to us on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.

For the period ended June 30, 2024, our total return based on NAV was 6.28%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024:

	June 30, 2024
	(Unaudited)
Industry Classification	Fair Value	Percentage of Portfolio
Insurance Brokers	69,210	13.6%
Application Software	48,066	9.5%
Air Freight & Logistics	47,585	9.5%
Health Care Services	41,615	8.2%
Construction & Engineering	33,216	6.6%
Diversified Support Services	23,745	4.7%
Systems Software	22,916	4.6%
Electrical Components & Equipment	21,854	4.3%
Trading Companies & Distributors	20,907	4.2%
Specialty Chemicals	18,158	3.6%
Publishing	14,907	3.0%
Cargo Ground Transportation	14,535	2.9%
Human Resource & Employment Services	14,102	2.8%
Personal Care Products	12,749	2.5%
Education Services	11,425	2.3%
Health Care Equipment	10,406	2.1%
Research & Consulting Services	9,491	1.9%
Specialized Consumer Services	8,716	1.7%
Environmental & Facilities Services	6,800	1.4%
Diversified Financial Services	5,910	1.2%
Health Care Facilities	5,083	1.0%
Consumer Finance	5,057	1.0%
Asset Management & Custody Banks	5,034	1.0%
Property & Casualty Insurance	4,847	1.0%
Hotels, Resorts & Cruise Lines	4,730	0.9%
Food Distributors	4,667	0.9%
Real Estate Services	4,500	0.9%
IT Consulting & Other Services	4,437	0.9%
Construction Machinery & Heavy Transportation Equipment	4,289	0.9%
Interactive Media & Services	2,172	0.4%
Aerospace & Defense	1,442	0.3%
Electronic Equipment & Instruments	932	0.2%
Total	$503,503	100.0%

Results of Operations
Revenues
Our investment income for the period ended June 30, 2024 was as follows:

	For the Period Ended June 30, 2024
	Amount	Percentage of Total Income
Interest income	$10,723	91.4%
Fee income	1,010	8.6%
Total investment income	$11,733	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investments portfolio increases.
Expenses
Our operating expenses for the period ended June 30, 2024 was as follows:

For the Period Ended June 30, 2024
Interest expense	$4,565
Management fee	618
Professional fees	426
Administration and custody fees	64
Directors’ fees	19
Other expenses	8
Total operating expenses	5,700
Less: Fees waived by the Adviser	(618)
Net operating expenses	$5,082
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $6,651 for the period ended June 30, 2024. Our net investment income during the period ended June 30, 2024 was primarily attributed to interest and fee income, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the period ended June 30, 2024 were as follows:

For the Period Ended June 30, 2024
Net realized gains (losses) on investments and foreign currencies	$89
Total net realized gains (losses)	$89
Our realized gains (losses) on investments were derived from the acceleration of OID from repayment activities. There was no sale activity for the period ended June 30, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the period ended June 30, 2024 were as follows:

For the Period Ended June 30, 2024
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$7,111
Provision for income taxes	(1,046)
Total net change in unrealized appreciation (depreciation)	$6,065
Our net change in unrealized appreciation in our investments for the period ended June 30, 2024 was primarily due to appreciation in market value of several specific assets in the portfolio, offset by a deferred income tax expense of $1,046 that was derived from a transaction prior to our conversion from a statutory trust to a corporation and election to be treated as a business development company.
Financial Condition, Liquidity and Capital Resources
Overview
We intend to generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases of our Common Shares under our share repurchase program.
As of June 30, 2024, we had received capital subscriptions of $275,001 from the investors in the Private Offering.
As of June 30, 2024, we had $15,317 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of June 30, 2024, we had aggregate unfunded commitments of $150,212. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
Financing Arrangements

We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors.

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over a specified reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

On April 1, 2024, KKR Enhanced US EVDL Funding LLC, our wholly-owned subsidiary, entered into the Citibank Credit Facility with Citibank, N.A., as lender, to borrow up to $500.0 million, with options to increase the financing commitment up to $1.25 billion. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2027. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2029.

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2024:

	June 30, 2024
Debt Obligations	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility(1)	Revolving Credit Facility	SOFR+2.65%	$276,727	$223,273	March 30, 2029
Total			$276,727	$223,273
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of June 30, 2024 to reflect total amount outstanding in U.S. dollars.
See Note 7 - Debt Obligations to our unaudited consolidated financial statements included herein for additional information regarding our debt obligations.
Recent Developments

Subsequent events after the reporting date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. We have concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in the notes to our financial statements.

Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We will evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.

Fair Value Measurements

We are required to report our investments for which current market values are not readily available at fair value. We value our investments in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 2 - Summary of Significant Accounting Policies to our unaudited consolidated financial statements included in this report for more information on how we value our investments.

Contractual Obligations
We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Investment Advisory Agreement and the Administration Agreement with the Adviser to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements made under the Administration Agreement. If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement.
Under our organizational documents, our officers and Directors are indemnified against certain liabilities arising out of the performance of their duties to us. In the normal course of business, we enter into contracts that contain a variety of representations that provide general indemnifications. Our maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against us. However, based on experience, we expect the risk of loss to be remote.
Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments of $150,212.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(12,498)	$(6,918)	$(5,580)	(16.8)%
Down 200 basis points	(9,998)	(5,535)	(4,464)	(13.5)%
Down 150 basis points	(7,499)	(4,151)	(3,348)	(10.1)%
Down 100 basis points	(4,999)	(2,767)	(2,232)	(6.7)%
Down 50 basis points	(2,500)	(1,384)	(1,116)	(3.4)%
Up 50 basis points	2,500	1,384	1,116	3.4%
Up 100 basis points	4,999	2,767	2,232	6.7%
Up 150 basis points	7,499	4,151	3,348	10.1%
Up 200 basis points	9,998	5,535	4,464	13.5%
Up 250 basis points	12,498	6,918	5,580	16.8%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period ended June 30, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
Before making a decision to transact in our Common Shares, you should carefully consider the risks discussed in “Item 1A. Risk Factors” in the Form 10, and all other information set forth in this quarterly report on Form 10-Q, which could materially affect our business, financial condition and/or operating results, as well as the NAV of our Common Shares. The risks described in the Form 10 are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, as well as the NAV of our Common Shares.
There have been no material changes since the filing of the Amendment No.2 to Form 10 with the SEC on June 4, 2024 to the risk factors previously disclosed therein. If any of the identified risks actually occur, our business, financial condition and/or operating results could be materially adversely affected. If that happens, the NAV of our Common Shares could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the period ended June 30, 2024, we issued and sold an aggregate of 272,142 Common Shares pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of June 30, 2024, the Subscriber holds all of the outstanding Common Shares issued by us and was our only shareholder. The Common Share was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

3.01	Certificate of Trust*

3.02	Declaration of Trust*

3.1	Certificate of Conversion**

3.2	Certificate of Incorporation**

3.3	Bylaws**

10.1	Revolving Credit Agreement, dated April 1, 2024, by KKR Enhanced US EVDL Funding LLC, a wholly owned subsidiary of the Company, as the borrower and Citibank N.A. as the lender***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as part of the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on February 22, 2024 and incorporated herein
**	Previously filed as part of Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on April 19, 2024 and incorporated herein by reference
***	Filed herewith.
****	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2024.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)