Form 10-Q
period 2024-09-30
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2024-11-13
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 13, 2024 was 321,535. The number of Common Shares outstanding excludes October 31, 2024 subscriptions since the issuance price is not yet finalized as of the date of this filing.

Table of Contents

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited)	1
	Consolidated Statements of Operations for the Three Months Ended September 30, 2024 and the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2024 and the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024 (Unaudited)	4
	Consolidated Schedules of Investments as of September 30, 2024 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33

Part II - Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	36

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

September 30, 2024
Assets
Investments, at fair value (cost - $648,367)	$656,535
Cash and cash equivalents	14,466
Subscription receivable	25,000
Interest receivable	6,073
Other assets	8,457
Total assets	710,531

Liabilities
Credit facility	356,690
Distribution payable	11,379
Interest payable	6,296
Payable for investments purchased	478
Deferred tax liability	1,018
Due to Adviser	37
Administration and custody fees payable	145
Directors’ fees payable	37
Other accrued expenses	1,183
Total liabilities	377,263
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 321,535 shares issued and outstanding	0
Capital in excess of par value	326,652
Retained earnings (accumulated deficit)	6,616
Net Assets	$333,268

Net Asset Value Per Share:
Net asset value, price per share	$1,036.49
See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2024	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Investment income
Interest income	$16,208	$26,931
Fee income	1,904	2,914
Total investment income	18,112	29,845

Expenses
Interest expense	6,425	10,990
Management fee	982	1,600
Professional fees	416	842
Administration and custody fees	81	145
Directors’ fees	18	37
Other expenses	118	126
Total expenses	8,040	13,740
Less: Fees waived by the Adviser	(982)	(1,600)
Net expenses	7,058	12,140

Net investment income	11,054	17,705

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	271	360
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	488	7,599
Benefit (provision) for income taxes	28	(1,018)
Net realized and unrealized gains (losses)	787	6,941

Net increase (decrease) in net assets resulting from operations	$11,841	$24,646

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2024	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Increase (decrease) in net assets resulting from operations
Net investment income	$11,054	$17,705
Net realized gains (losses) on investments and foreign currencies	271	360
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	488	7,599
Benefit (provision) for income taxes	28	(1,018)
Net increase (decrease) in net assets resulting from operations	11,841	24,646

Distributions to shareholders
Net investment income	(11,379)	(18,030)
Total distributions to shareholders	(11,379)	(18,030)

Shareholder transactions
Subscriptions	51,651	326,652
Increase from shareholder transactions	51,651	326,652

Net increase (decrease) in net assets	52,113	333,268

Net assets:
Beginning of period	281,155	—
End of period	$333,268	$333,268

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,646
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(716,100)
Paid-in-kind interest	(491)
Proceeds from sale and repayments of investments	69,190
Net realized gains (losses) on investments and foreign currencies	(360)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(7,599)
Amortization of deferred financing costs	493
Net accretion/amortization of premiums/discounts	(611)
Changes in operating assets and liabilities:
Increase in interest receivable	(6,073)
Increase in other assets	(3,744)
Increase in other accrued expenses	1,183
Increase in interest payable	6,296
Increase in payable for investments purchased	478
Increase in deferred tax liability	1,018
Increase in due to Adviser	37
Increase in administration and custody fees payable	145
Increase in Directors’ fees payable	37
Net cash provided by (used in) operating activities	(631,455)
Cash flows from financing activities:
Subscription for shares	295,001
Proceeds from credit facility	465,062
Repayments of credit facility	(109,000)
Deferred financing costs paid	(5,206)
Net cash provided by (used in) financing activities	645,857

Effect of exchange rate changes on cash	64
Net Increase (Decrease) in Cash and Cash Equivalents	14,466
Cash and Cash Equivalents:
Beginning balance	—
Ending balance	$14,466
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$4,694
Reinvestment of distributions	$6,651

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par	Fair Value	Footnotes
Senior Secured Loans- First Lien - 197.0%
Aerospace & Defense - 0.4%
Karman Space Inc	Revolver 1L 12/20	SOFR +	6.25%		12/21/2025	$87	$87	(a)(b)
Karman Space Inc	TL 1L 12/20	SOFR +	6.25%		12/21/2025	1,341	1,348	(a)(b)

Air Freight & Logistics - 15.4%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	3,153	(a)(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,432	7,335	(a)(b)(f)
CSafe Global	TL 1L 03/24 Incremental	SOFR +	5.75%		12/14/2028	38,930	39,319	(a)(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,647	1,663	(a)(b)

Application Software - 15.9%
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	—	(a)(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.25% PIK)	1/17/2031	6,507	6,605	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	4,603	4,569	(a)(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	5.25%	(1.75% PIK)	1/17/2031	1,407	(11)	(a)(b)(c)(d)
Med-Metrix	Revolver 1L 09/21	SOFR +	5.50%		9/15/2027	98	—	(a)(b)(c)
Med-Metrix	TL 1L 09/21	SOFR +	5.50%		9/15/2027	758	759	(a)(b)
Med-Metrix	TL 1L DD 09/21	SOFR +	5.50%		9/15/2027	386	387	(a)(b)
Med-Metrix	TL 1L 06/24	SOFR +	5.50%		9/15/2027	13,841	13,869	(a)(b)
Misys Ltd	Revolver 1L 09/23	SOFR +	7.25%		9/13/2029	1,321	612	(a)(b)(c)(h)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	12,667	12,921	(a)(b)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	3.25%	(3.00% PIK)	11/8/2029	9,219	9,311	(b)(d)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	—	(a)(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,440	(a)(b)
Spins LLC	Revolver 1L 01/21	SOFR +	5.50%		1/20/2027	195	—	(a)(b)(c)
Spins LLC	TL 1L 01/21	SOFR +	5.50%		1/20/2027	1,540	1,540	(a)(b)
Spins LLC	TL 1L DD 02/22 (Add-on)	SOFR +	5.50%		1/20/2027	182	82	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Asset Management & Custody Banks - 1.5%
Rockefeller Capital Management LP	TL 1L 04/24	SOFR +	5.00%	4/4/2031	$5,034	$5,085	(a)(b)

Cargo Ground Transportation - 4.4%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	5.75%	12/3/2024	199	141	(a)(b)(c)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	5.75%	12/3/2026	10,402	10,402	(a)(b)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	5.75%	12/3/2026	240	240	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	5.00%	5/4/2029	287	—	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	5.00%	5/6/2030	338	341	(a)(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	5.00%	5/6/2030	2,349	2,366	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	5.00%	5/6/2030	356	358	(a)(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	5.00%	5/6/2030	1,623	691	(a)(b)(c)

Construction & Engineering - 10.4%
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%	6/17/2030	989	(7)	(a)(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%	6/17/2031	8,071	8,010	(a)(b)
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%	6/17/2031	1,583	(12)	(a)(b)(c)
Woolpert Inc	Revolver 1L 05/24	SOFR +	5.00%	4/5/2029	3,865	696	(a)(b)(c)
Woolpert Inc	TL 1L 05/24	SOFR +	5.00%	4/5/2030	24,772	24,834	(a)(b)
Woolpert Inc	TL 1L DD 05/24	SOFR +	5.00%	4/5/2030	7,728	1,253	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 1.3%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%	10/30/2029	4,292	4,251	(a)(b)
Shaw Development LLC	TL 1L DD 10/23	SOFR +	6.00%	10/30/2029	514	(5)	(a)(b)(c)

Consumer Finance - 2.9%
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%	8/29/2031	1,030	(5)	(a)(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%	8/29/2031	4,664	4,641	(a)(b)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%	8/29/2031	2,741	(14)	(a)(b)(c)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	5.00%	10/2/2028	34	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	5.00%	10/2/2028	$599	$175	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	5.00%	10/2/2028	4,949	4,972	(a)(b)

Diversified Financial Services - 1.7%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,781	5,804	(a)(b)

Diversified Support Services - 22.9%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	498	(a)(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,681	13,514	(a)(b)
Apex Service Partners LLC	TL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,138	3,100	(a)(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,292	880	(a)(b)(c)
Lexitas Inc	TL 1L DD 11/22	SOFR +	6.25%	5/18/2029	351	358	(a)(b)
Lexitas Inc	TL 1L DD 03/23	SOFR +	6.25%	5/18/2029	188	191	(a)(b)
Lexitas Inc	TL 1L DD 03/24	SOFR +	6.25%	5/18/2029	34,934	2,524	(a)(b)(c)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	6.50%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	6.50%	11/22/2029	2,625	2,652	(a)(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	6.50%	11/22/2029	735	743	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	6.00%	11/21/2029	2,010	698	(a)(b)(c)
Service Express Inc	Revolver 1L 08/24	SOFR +	4.75%	8/15/2031	2,664	(13)	(a)(b)(c)
Service Express Inc	TL 1L 08/24	SOFR +	4.75%	8/15/2031	19,578	19,479	(a)(b)
Service Express Inc	TL 1L DD 08/24	SOFR +	4.75%	8/15/2031	4,661	(23)	(a)(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%	9/10/2031	3,793	1,842	(a)(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%	9/10/2031	29,799	29,649	(a)(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%	9/10/2031	1,757	46	(a)(b)(c)

Education Services - 3.7%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	—	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,506	11,519	(a)(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	3,000	963	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Electrical Components & Equipment - 6.6%
Clarience Technologies LLC	Revolver 1L 02/24	SOFR +	5.75%	2/13/2030	$2,365	$24	(a)(b)(c)
Clarience Technologies LLC	TL 1L 02/24	SOFR +	5.75%	2/13/2031	21,768	21,907	(a)(b)
Clarience Technologies LLC	TL 1L DD 02/24	SOFR +	5.75%	2/13/2031	2,365	15	(a)(b)(c)

Electronic Equipment & Instruments - 0.3%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	393	(a)(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	498	553	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/12/2029	4,972	(2)	(a)(b)(c)
Excelitas Technologies Corp	TL 1L DD 08/22	SOFR +	5.25%	8/12/2029	20	—	(a)(b)(c)

Environmental & Facilities Services - 6.2%
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	5.00%	8/27/2031	1,893	928	(a)(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	5.00%	8/27/2031	11,358	11,244	(a)(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	5.00%	8/27/2031	2,839	(28)	(a)(b)(c)
Heritage Environmental Services Inc	Revolver 1L 01/24	SOFR +	5.50%	1/31/2030	1,074	—	(a)(b)(c)
Heritage Environmental Services Inc	TL 1L 01/24	SOFR +	5.25%	1/31/2031	6,651	6,784	(a)(b)
Heritage Environmental Services Inc	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,777	1,777	(a)(b)
Heritage Environmental Services Inc	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	974	(5)	(a)(b)(c)

Food Distributors - 1.4%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%	10/31/2028	4,184	4,136	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%	10/31/2028	1,202	524	(b)(c)

Health Care Equipment - 3.1%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%	2/28/2030	1,449	—	(a)(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.50%	2/28/2031	10,362	10,459	(a)(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%	2/28/2031	1,933	18	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Health Care Facilities - 1.5%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%	5/7/2026	$44	$4	(a)(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%	5/7/2027	463	463	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%	5/7/2027	20	20	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%	5/7/2027	95	95	(a)(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%	8/31/2029	4,489	4,489	(b)

Health Care Services - 12.8%
Affordable Care Inc	TL 1L 08/21	SOFR +	5.50%	8/2/2028	3,233	3,220	(a)(b)
Affordable Care Inc	TL 1L DD 08/21	SOFR +	5.50%	8/2/2028	873	870	(a)(b)
Affordable Care Inc	TL 1L DD 08/23	SOFR +	5.50%	8/2/2028	947	943	(a)(b)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.25%	2/25/2028	3,852	3,852	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.25%	2/25/2028	316	316	(a)(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%	4/3/2028	417	411	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	6.40%	4/3/2028	3,814	3,766	(a)(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	6.40%	4/3/2028	208	205	(a)(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	6.50%	4/3/2028	3,219	3,186	(a)(b)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	6.00%	2/13/2031	1,106	—	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	6.00%	2/13/2031	15,888	16,021	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	6.00%	2/13/2031	5,529	931	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	6.00%	2/13/2031	3,317	28	(a)(b)(c)
PSKW LLC (dba ConnectiveRx)	TL 1L 03/20	SOFR +	6.25%	3/9/2026	8,895	8,895	(a)(b)

Health Care Technology - 8.7%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%	8/23/2031	3,948	(20)	(a)(b)(c)
Netsmart Technologies Inc	TL 1L 08/24	SOFR +	4.75%	8/23/2031	29,034	28,889	(a)(b)
Netsmart Technologies Inc	TL 1L DD 08/24	SOFR +	4.75%	8/23/2031	3,871	(19)	(a)(b)(c)

Hotels, Resorts & Cruise Lines - 1.4%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%	11/5/2029	562	56	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%	11/5/2029	$4,460	$4,505	(a)(b)

Human Resource & Employment Services - 4.2%
Insight Global LLC	Revolver 1L 09/21	SOFR +	6.00%	9/22/2027	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 09/21	SOFR +	6.00%	9/22/2028	4,443	4,443	(a)(b)
Insight Global LLC	TL 1L 04/24	SOFR +	6.00%	9/22/2028	2,062	2,062	(a)(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(a)(b)(c)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,054	1,054	(a)(b)
Oxford Global Resources LLC	TL 1L 06/22 (Add-on)	SOFR +	6.00%	8/17/2027	3,568	3,568	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,729	2,784	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	88	88	(a)(b)

Insurance Brokers - 21.9%
Alera Group Intermediate Holdings Inc	TL 1L 09/21	SOFR +	5.25%	10/2/2028	1,383	1,392	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L 08/22	SOFR +	5.25%	10/2/2028	468	471	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 09/21	SOFR +	5.25%	10/2/2028	749	753	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 12/21	SOFR +	5.25%	10/2/2028	1,882	1,893	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 08/22	SOFR +	5.25%	10/2/2028	939	945	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 11/23	SOFR +	5.75%	10/2/2028	1,613	507	(a)(b)(c)
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	5.50%	12/20/2029	538	—	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	5.25%	12/20/2030	2,496	2,521	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	5.50%	12/20/2030	2,373	2,087	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	5.00%	12/20/2030	4,607	35	(a)(b)(c)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	5.25%	10/29/2029	1,127	—	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	5.25%	10/29/2030	4,146	4,161	(a)(b)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	5.25%	10/29/2030	20	19	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	5.25%	10/29/2030	297	298	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	5.25%	10/29/2030	9	9	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	5.25%	10/29/2030	3,119	2,870	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	5.25%	10/29/2030	3,006	11	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	5.25%	9/30/2027	$1,260	$331	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	13,753	13,763	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	802	743	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L DD 02/24	SOFR +	4.50%	9/29/2028	4,401	4	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD 03/24	SOFR +	4.75%	11/24/2028	4,575	797	(a)(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/28/2028	1,158	—	(a)(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/28/2028	13,883	13,883	(a)(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/28/2028	9,648	—	(a)(b)(c)
RSC Insurance Brokerage Inc	Revolver 1L 11/19	SOFR +	5.50%	11/1/2029	1,911	—	(b)(c)
RSC Insurance Brokerage Inc	TL 1L 09/19	SOFR +	4.75%	11/1/2029	9,609	9,608	(b)
RSC Insurance Brokerage Inc	TL 1L 11/21	SOFR +	4.75%	11/1/2029	1,575	1,575	(b)
RSC Insurance Brokerage Inc	TL 1L B 09/20 (Upsize)	SOFR +	4.75%	11/1/2029	945	945	(b)
RSC Insurance Brokerage Inc	TL 1L DD 10/23 (Tranche 2)	SOFR +	4.75%	11/1/2029	6,481	6,481	(b)
RSC Insurance Brokerage Inc	TL 1L DD 08/24	SOFR +	4.75%	11/1/2029	14,985	—	(b)(c)
RSC Insurance Brokerage Inc	TL 1L DD-2 11/23	SOFR +	4.75%	11/1/2029	6,611	6,611	(b)
RSC Insurance Brokerage Inc	TL 1L DD3 08/23	SOFR +	4.75%	11/1/2029	545	—	(b)(c)

Interactive Media & Services - 0.6%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(15)	(a)(b)(c)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%	12/29/2025	949	949	(a)(b)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	1,197	1,197	(a)(b)

IT Consulting & Other Services - 1.3%
New Era Technology Inc	TL 1L 04/21	SOFR +	6.25%	10/31/2026	1,640	1,633	(a)(b)
New Era Technology Inc	TL 1L DD 04/21	SOFR +	6.25%	10/31/2026	1,588	1,582	(a)(b)
New Era Technology Inc	TL 1L DD 04/22	SOFR +	6.25%	10/31/2026	1,215	1,209	(a)(b)

Personal Care Products - 3.8%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%	11/30/2026	8,488	8,115	(a)(b)
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 09/23	SOFR +	6.25%	11/30/2026	4,623	4,420	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Property & Casualty Insurance - 1.3%
Alacrity Solutions Group LLC	TL 1L 12/21	SOFR +	5.25%	12/22/2028	$4,455	$3,795	(b)
J S Held LLC	TL 1L DD 03/23	SOFR +	5.50%	12/1/2026	460	460	(a)(b)

Publishing - 6.6%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%	8/31/2028	1,211	778	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	4.75%	9/3/2030	14,847	15,063	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%	8/30/2030	6,129	6,218	(b)

Real Estate Services - 0.8%
SitusAMC Holdings Corp	TL 1L 12/21	SOFR +	5.50%	12/22/2027	2,546	2,556	(a)(b)

Research & Consulting Services - 5.1%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%	8/31/2028	5,957	6,017	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%	5/4/2027	1,111	1,111	(a)(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.50%	5/4/2027	2,302	2,302	(a)(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%	5/4/2027	7,521	7,671	(a)(b)

Specialized Consumer Services - 10.2%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/24	SOFR +	5.00%	12/21/2027	255	143	(a)(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/24 (Reprice)	SOFR +	5.00%	12/21/2028	4,919	4,968	(a)(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%	8/22/2030	2,871	(29)	(b)(c)
Legends Hospitality LLC	TL 1L 08/24	SOFR +	5.00%	8/22/2031	24,407	24,163	(b)
Legends Hospitality LLC	TL 1L DD 08/24	SOFR +	5.00%	8/22/2031	1,436	(14)	(b)(c)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%	7/25/2028	1,725	1,729	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%	7/25/2028	2,627	2,632	(a)(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%	7/25/2028	8,841	427	(a)(b)(c)

Specialty Chemicals - 5.5%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	4.75%	6/13/2031	3,054	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	4.75%	6/13/2031	$18,265	$18,279	(a)(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	4.75%	6/13/2031	3,054	2	(a)(b)(c)

Systems Software - 6.9%
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%	3/9/2029	4,442	4,442	(a)(b)
OEConnection LLC	Revolver 1L 04/24	SOFR +	5.25%	4/22/2031	2,002	—	(a)(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	5.25%	4/22/2031	18,406	18,469	(a)(b)
OEConnection LLC	TL 1L DD 04/24	SOFR +	5.25%	4/22/2031	3,203	11	(a)(b)(c)

Trading Companies & Distributors - 6.3%
Individual FoodService	TL 1L 10/23	SOFR +	6.00%	10/31/2029	14,585	14,585	(a)(b)
Individual FoodService	TL 1L DD 10/23	SOFR +	6.00%	10/31/2029	1,612	1,150	(a)(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%	4/1/2028	384	77	(a)(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%	4/1/2029	5,027	5,049	(a)(b)
Total Senior Secured Loans - First Lien (Cost $648,367)						$656,535
TOTAL INVESTMENTS (Cost $648,367) - 197.0%						$656,535

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)
(Unaudited)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 3.7%
U.S. Government Securities - 3.7%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	12,381,986	$12,382	(e)
TOTAL MONEY MARKET FUND (Cost $12,382)			$12,382

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $660,749) - 200.7%			$668,917
LIABILITIES EXCEEDING OTHER ASSETS, NET - (100.7%)			(335,649)
NET ASSETS - 100.0%			$333,268
_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of September 30, 2024 was 5.0%.
SONIA	Sterling Overnight Index Average as of September 30, 2024 was 5.0%.
EURIBOR	Euro Interbank Offered Rate as of September 30, 2024 was 3.3%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is included in the spread.
(e)	The money market fund’s average 7-day yield as of September 30, 2024 was 4.6%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of September 30, 2024, 98.1% of the Company's total assets represented qualifying assets.

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

For the period ended September 30, 2024, there have been no significant changes to the Company’s fair value methodologies.

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

Original issue discount ("OID") and market discounts or premiums are capitalized and the Company accretes or amortizes such amounts as interest income over the respective term of the loan or security. Prepayment premiums, structuring fees, other non-recurring fees are recorded as fee income when earned.
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

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $1,018 as of September 30, 2024. The Company recorded a benefit for income taxes of $28 for the three months ended September 30, 2024 and a provision for income taxes of $1,018 for the period ended September 30, 2024.

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
At September 30, 2024, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the period ended September 30, 2024:

	For the Period Ended September 30, 2024
Subscriptions - Common Shares(1)	Share	Amount
September 30, 2024	321,535	$326,652
Total	321,535	$326,652
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.
The following table reflects the distributions per share that the Company has declared on its Common Shares during the period ended September 30, 2024:

			For the Period Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	$38.26	$11,379
Total			$67.99	$18,030
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
During the period ended September 30, 2024, the Adviser earned a Management Fee of $1,600 and waived fees of $1,600.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2024, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.
Note 5. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024:

	September 30, 2024
	(Unaudited)
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$648,367	$656,535	98.1%
Money Market Fund	12,382	12,382	1.9%
Total	$660,749	$668,917	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024:

	September 30, 2024
	(Unaudited)
Industry Classification	Fair Value	Percentage of Portfolio
Diversified Support Services	$76,138	11.6%
Insurance Brokers	72,713	11.1%
Application Software	53,084	8.1%
Air Freight & Logistics	51,470	7.8%
Health Care Services	42,644	6.5%
Construction & Engineering	34,774	5.3%
Specialized Consumer Services	34,019	5.2%
Health Care Technology	28,850	4.4%
Systems Software	22,922	3.5%
Publishing	22,059	3.4%
Electrical Components & Equipment	21,946	3.3%
Trading Companies & Distributors	20,861	3.2%
Environmental & Facilities Services	20,700	3.2%
Specialty Chemicals	18,281	2.8%
Research & Consulting Services	17,101	2.6%
Cargo Ground Transportation	14,539	2.2%
Human Resource & Employment Services	13,999	2.1%
Personal Care Products	12,535	1.9%
Education Services	12,482	1.9%
Health Care Equipment	10,477	1.6%
Consumer Finance	9,769	1.5%
Diversified Financial Services	5,804	0.9%
Asset Management & Custody Banks	5,085	0.8%
Health Care Facilities	5,071	0.8%
Food Distributors	4,660	0.7%
Hotels, Resorts & Cruise Lines	4,561	0.7%
IT Consulting & Other Services	4,424	0.7%
Property & Casualty Insurance	4,255	0.6%
Construction Machinery & Heavy Transportation Equipment	4,246	0.6%
Real Estate Services	2,556	0.4%
Interactive Media & Services	2,131	0.3%
Aerospace & Defense	1,435	0.2%
Electronic Equipment & Instruments	944	0.1%
Total	$656,535	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Fair Value
The following table presents information about the Company’s assets measured on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$656,535	$656,535
Money Market Fund	12,382	—	—	12,382
Total Investments including Money Market Fund	$12,382	$—	$656,535	$668,917

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Senior Secured Loans - First Lien
Balance as of April 19, 2024	$—
Purchases	716,100
Paid-in-kind interest	491
Sales and repayments	(69,190)
Accretion of discount (amortization of premium)	611
Net change in unrealized appreciation (depreciation)	8,168
Net realized gain (loss)	355
Balance as of September 30, 2024	$656,535

Net unrealized appreciation (depreciation) of investments held at September 30, 2024	$8,168

No securities were transferred into or out of the Level 3 hierarchy during the period ended September 30, 2024.
The following table presents additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of September 30, 2024:

Financial Asset	Fair Value	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$656,535	Yield Analysis	Yield	7.94% - 14.32% (9.08%)	Decrease
			Discount Margin	0.43% - 2.55% (1.41%)	Decrease
			EBITDA Multiple	7.25x - 25.50x (13.37x)	Increase
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
(2)The significant unobservable inputs used in the fair value measurement of the Company’s assets and liabilities may include the last twelve months (“LTM”) EBITDA multiple, weighted average cost of capital, discount margin, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

including economic, industry and market trends and developments, market valuations of comparable companies, and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.
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

The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 2.65%. Commitment fees accrue at a rate of 0.35%, 0.50% or 1.25%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of September 30, 2024, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility for the period ended September 30, 2024 were as follows:

Stated interest expense	$10,050
Unused commitment fees	447
Amortization of deferred financing costs	493
Total interest expense	$10,990
Weighted average interest rate	7.9%
Average Borrowings Outstanding	$276,137

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of September 30, 2024. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
September 30, 2024	$356,690	$1,934
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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of September 30, 2024, total unfunded commitments and fair value on these credit agreements were $201,886 and $562, respectively.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the period ended September 30, 2024:

For the Period Ended September 30, 2024
(Unaudited)
Common Shares(1)
Per Share Operating Performance(2)
Net asset value, beginning of period	$1,000.00
Income from investment operations:
Net investment income	69.58
Net realized and unrealized gains (losses)	34.90
Total investment from operations	104.48

Distributions from:
Net investment income	(67.99)
Total distributions	(67.99)
Net asset value, end of period	$1,036.49
Total return(3)	10.45%

Ratio to average net assets
Expenses, before waiver(4)	9.74%
Expenses, after waiver(4)	8.45%
Net investment income, before waiver(4)	12.98%
Net investment income, after waiver(4)	14.27%
Supplemental data
Net asset value, end of period	$333,268
Portfolio turnover rate(3)	13.13%
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
(4)Annualized.
Note 10. Subsequent Events
Subsequent events after the reporting date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.
On October 7, 2024, KKR Enhanced US EVDL Funding LLC, a wholly-owned subsidiary of the Company, entered into Amendment No. 1 to the Citibank Credit Facility, amending the spread from 2.65% to 2.15%.

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

Portfolio and Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the period ended September 30, 2024:

Net Investment Activity	For the Three Months Ended September 30, 2024	For the Period Ended September 30, 2024
Purchases	$209,659	$716,100
Paid-in-kind interest	330	491
Sales and Repayments	(58,453)	(69,190)
Net Investment Activity	$151,536	$647,401

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2024:

	September 30, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$648,367	$656,535	98.1%
Money Market Fund	12,382	12,382	1.9%
Total	$660,749	$668,917	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2024:

September 30, 2024
Number of Portfolio Companies	65
% Variable Rate Debt Investments (based on fair value)(1)	100.0%
% Other Income Producing Investments (based on fair value)(2)	—%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	10.3%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2024.

For the period ended September 30, 2024, our total return based on NAV was 10.45%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024:

	September 30, 2024
	(Unaudited)
Industry Classification	Fair Value	Percentage of Portfolio
Diversified Support Services	$76,138	11.6%
Insurance Brokers	72,713	11.1%
Application Software	53,084	8.1%
Air Freight & Logistics	51,470	7.8%
Health Care Services	42,644	6.5%
Construction & Engineering	34,774	5.3%
Specialized Consumer Services	34,019	5.2%
Health Care Technology	28,850	4.4%
Systems Software	22,922	3.5%
Publishing	22,059	3.4%
Electrical Components & Equipment	21,946	3.3%
Trading Companies & Distributors	20,861	3.2%
Environmental & Facilities Services	20,700	3.2%
Specialty Chemicals	18,281	2.8%
Research & Consulting Services	17,101	2.6%
Cargo Ground Transportation	14,539	2.2%
Human Resource & Employment Services	13,999	2.1%
Personal Care Products	12,535	1.9%
Education Services	12,482	1.9%
Health Care Equipment	10,477	1.6%
Consumer Finance	9,769	1.5%
Diversified Financial Services	5,804	0.9%
Asset Management & Custody Banks	5,085	0.8%
Health Care Facilities	5,071	0.8%
Food Distributors	4,660	0.7%
Hotels, Resorts & Cruise Lines	4,561	0.7%
IT Consulting & Other Services	4,424	0.7%
Property & Casualty Insurance	4,255	0.6%
Construction Machinery & Heavy Transportation Equipment	4,246	0.6%
Real Estate Services	2,556	0.4%
Interactive Media & Services	2,131	0.3%
Aerospace & Defense	1,435	0.2%
Electronic Equipment & Instruments	944	0.1%
Total	$656,535	100.0%

Results of Operations
Revenues
Our investment income for the three months ended and the period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2024		For the Period Ended September 30, 2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$16,208	89.5%	$26,931	90.2%
Fee income	1,904	10.5%	2,914	9.8%
Total investment income	$18,112	100.0%	$29,845	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.
Expenses
Our operating expenses for the three months ended and the period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2024	For the Period Ended September 30, 2024
Interest expense	$6,425	$10,990
Management fee	982	1,600
Professional fees	416	842
Administration and custody fees	81	145
Directors’ fees	18	37
Other expenses	118	126
Total operating expenses	8,040	13,740
Less: Fees waived by the Adviser	(982)	(1,600)
Net operating expenses	$7,058	$12,140
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $11,054 for the period ended September 30, 2024. Our net investment income during the period ended September 30, 2024 was primarily attributed to interest and fee income, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended and the period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2024	For the Period Ended September 30, 2024
Net realized gains (losses) on investments and foreign currencies	$271	$360
Total net realized gains (losses)	$271	$360
Our realized gains (losses) on investments were derived from the acceleration of OID from repayment activities. There was no sale activity for the period ended September 30, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three months ended and the period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2024	For the Period Ended September 30, 2024
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$488	$7,599
Benefit (provision) for income taxes	28	(1,018)
Total net change in unrealized appreciation (depreciation)	$516	$6,581
Our net change in unrealized appreciation in our investments for the period ended September 30, 2024 was primarily due to appreciation in market value of several specific assets in the portfolio, offset by a provision for income taxes of $1,018 that was derived from a transaction prior to our conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities.
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
As of September 30, 2024, we had received capital subscriptions of $326,652 from the investors in the Private Offering.
As of September 30, 2024, we had $14,466 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of September 30, 2024, we had aggregate unfunded commitments of $201,886. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2024:

	September 30, 2024
Debt Obligations	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility(1)	Revolving Credit Facility	SOFR+2.65%	$356,690	$143,310	March 30, 2029
Total			$356,690	$143,310
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of September 30, 2024 to reflect total amount outstanding in U.S. dollars.
See Note 7 - Debt Obligations to our unaudited consolidated financial statements included herein for additional information regarding our debt obligations.
Recent Developments
Subsequent events after the reporting date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. Other than the item discussed below, we have concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.
On October 7, 2024, KKR Enhanced US EVDL Funding LLC, a wholly-owned subsidiary of us, entered into Amendment No. 1 to the Citibank Credit Facility, amending the spread from 2.65% to 2.15%.
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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments of $201,886.

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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(16,201)	$(8,917)	$(7,284)	(18.4)%
Down 200 basis points	(12,961)	(7,134)	(5,827)	(14.7)%
Down 150 basis points	(9,721)	(5,350)	(4,370)	(11.0)%
Down 100 basis points	(6,481)	(3,567)	(2,914)	(7.4)%
Down 50 basis points	(3,240)	(1,783)	(1,457)	(3.7)%
Up 50 basis points	3,240	1,783	1,457	3.7%
Up 100 basis points	6,481	3,567	2,914	7.4%
Up 150 basis points	9,721	5,350	4,370	11.0%
Up 200 basis points	12,961	7,134	5,827	14.7%
Up 250 basis points	16,201	8,917	7,284	18.4%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period ended September 30, 2024, we did not engage in interest rate hedging activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the period ended September 30, 2024, we issued and sold an aggregate of 321,535 Common Shares pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of September 30, 2024, the Subscriber holds all of the outstanding Common Shares issued by us and was our only shareholder. The Common Share was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
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

10.2
Amendment No. 1 to the Loan and Servicing Agreement, dated October 7, 2024, by and among KKR Enhanced US EVDL Funding LLC, as borrower, the Company, as collateral manager, Citibank, N.A., as administrative agent and as joint lead arranger, each of the lenders from time to time party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, as collateral custodian and as account bank, and KKR Capital Markets LLC, as joint lead arranger****

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as part of the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on February 22, 2024 and incorporated herein
**	Previously filed as part of Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on April 19, 2024 and incorporated herein by reference
***	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 14, 2024
****	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2024
*****	Filed herewith.
******	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2024.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)