Form 10-K
period 2024-12-31
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2025-03-19
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-56639
_________________________________________________
KKR Enhanced US Direct Lending Fund-L Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	99-6101395
(State of Organization)	(I.R.S. Employer Identification Number)

555 California Street 50th Floor San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 315-3620
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A	N/A
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.001 per share
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 14 or Section 15(d) of the Act. Yes ☐   No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒
There is currently no established public market for the registrant’s common shares of beneficial interest, $0.001 par value per share ("Common Shares").
The number of shares of the Registrant’s Common Shares outstanding as of March 19, 2025 was 420,064.
_________________________________________________
Documents Incorporated by Reference: None
Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: San Francisco, California

Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by KKR Credit Advisors (US) LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a subsidiary of KKR & Co. Inc. (together with the Adviser and its other affiliates, “KKR”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
• our ability to qualify and maintain our qualification as a business development company ("BDC") and as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
• the impact on our business of U.S. and international financial reform legislation, rules and regulations;
• the effect of changes in tax laws and regulations and interpretations thereof; and
• the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.
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

Part I
Item 1. Business.

The Company

KKR Enhanced US Direct Lending Fund-L Inc., or the Company, which may also be referred to as "we," "us," or "our," was formed on December 22, 2023, as a Delaware statutory trust and converted into a Delaware corporation on April 19, 2024. We were organized to invest primarily in U.S. middle market companies that have EBITDA (as defined below) of $50 million or above.

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act on April 19, 2024 (the “BDC Election Date”). In addition, we have elected to be treated as a RIC under Subchapter M of the Code, and expect to maintain our qualification as a RIC annually thereafter. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business – Regulation as a BDC” and “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

Prior to the BDC Election Date and our conversion into a Delaware corporation, we purchased assets from KKR affiliates with initial subscription proceeds from our initial shareholder and with borrowings from our credit facility. In addition, prior to the BDC Election Date, we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We intend to be a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s monthly net asset value (“NAV”) per share. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our certificate of trust, our declaration of trust (as amended, restated, or modified from time to time, the “Declaration of Trust”), or our bylaws (as amended, restated, or modified from time to time, the “Bylaws” and, collectively, with our certificate of trust and the Declaration of Trust, as each may be amended from time to time, the “Organizational Documents”) or otherwise to effect a liquidity event at any time.

We expect to conduct periodic repurchase offers at NAV per share as of the applicable valuation date at such times as may be determined by our Board of Directors (the “Board” or the “Board of Directors”) in its sole discretion. However, no assurance can be given that repurchases will occur or that any Common Shares properly tendered will be repurchased by the Company. See “Item 1. Business – Repurchases of Shares.”

The Adviser

We are externally managed by the Adviser. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Adviser manages the Company’s investment portfolio, directs purchases and sales of portfolio securities and reports thereon to the Company’s officers and directors regularly. The Adviser or its parent also provides the office space, facilities, equipment and personnel necessary to perform the following services for the Company: SEC compliance, including record keeping, reporting requirements and registration statements and proxies; supervision of Company operations, including coordination of functions of the transfer agent, custodian, accountants, counsel and other parties performing services or operational functions for the Company; and certain administrative and clerical services, including certain accounting services and maintenance of certain books and records.

Launched in 2004, the Adviser is a subsidiary of KKR & Co. Inc., a leading global investment firm with an over 46-year history of leadership, innovation and investment excellence. The Adviser is a leading manager of non-investment grade debt and public equities. The Adviser was formed as a limited liability company under the laws of the State of Delaware on June 24, 2004 and is a registered investment adviser under the Advisers Act. The Adviser currently serves as an investment adviser of certain unregistered private investment companies and registered investment companies and may in the future serve as an investment adviser of other registered and unregistered investment companies.

The Adviser also serves as administrator to the Company (the “Administrator”). Under the terms of the administration agreement (the “Administration Agreement”), the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator has also entered into a sub-administration agreement with The Bank of New York Mellon.

The Adviser is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104. The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee, which is currently comprised of senior personnel of KKR. See “Item 10. Directors, Executive Officers, and Corporate Governance – Portfolio Management” for more information regarding the Adviser’s Investment Committee.

About KKR

KKR operates with a single culture that rewards investment discipline, creativity, determination and patience and the sharing of information, resources, expertise and best practices across offices and asset classes, subject to well-defined information sharing policies and compliance procedures. Its investment professionals provide access to an established platform for evaluating investments, managing risk and focusing on opportunities that seek to generate attractive returns with appropriate levels of risk. This platform allows for intensive due diligence to filter investment opportunities and help select investments that offer the most favorable risk/reward characteristics. Because KKR believes that deep industry knowledge is integral to sourcing deals and creating value for investors, KKR’s investment professionals are organized in industry-specific teams. These teams conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. KKR believes the industry-specific team approach allows investment teams to become experts within their sectors and build strong relationships with companies needing capital, while covering the full corporate credit space.

Founded in 1976, KKR is a leading global investment firm with approximately 4,834 people, including approximately 941 investment professionals. It operates an integrated global platform for sourcing and executing investments across multiple industries, asset classes and geographies. KKR is a long-term fundamental investor focused on producing attractive risk-adjusted returns for its clients. As of December 31, 2024, KKR had approximately $638 billion in AUM.

Private Offering of Common Shares

We expect to conduct a continuous private offering of our Common Shares (the “Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of our Organizational Documents.

The minimum initial investment in Common Shares offered in the Private Offering is $25,000.

Each prospective investor in the Private Offering will be required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D (an “accredited investor”) under the Securities Act or, in the case of offers and sales outside of the United States to a prospective investor that is not an accredited investor, is not a “U.S. person” in accordance with Regulation S under the Securities Act, and (ii) is acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution. Prior to the BDC Election Date, subscriptions were accepted only from persons who were also “qualified purchasers” under the 1940 Act.

We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, there can be no assurance that we will not need to suspend our Private Offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable. Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.

Investors may generally sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly (each, a “Transfer”) their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by the restrictions set forth in the Subscription Agreement and all other obligations as an investor in the Company.

Following an initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (an “Exchange Listing”), investors may be restricted from selling or transferring their Common Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of the IPO or otherwise.

Repurchases of Shares

We do not currently intend to list Common Shares for trading on any securities exchange or any other trading market in the near future. In recognition that a secondary market for the Common Shares likely will not exist, we expect to conduct periodic repurchase offers at such times as may be determined by the Board in its sole discretion. We expect to set the price of our tender offers using the NAV per share for each applicable class as of the last day of such tender offer.

However, in any given period, we may or may not recommend to the Board that we conduct a tender offer. For example, if adverse market conditions cause our investments to trade at depressed prices or if the Adviser believes that conducting a tender offer would impose an undue burden on shareholders who do not tender compared to the benefits of giving shareholders the opportunity to sell all or a portion of their Common Shares at NAV, we may choose not to conduct a tender offer. Regardless of the recommendation of the Adviser, the Board may or may not determine to cause us to conduct a tender offer for any given period.

There may be periods in which no tender offer is made, and it is possible that no tender offers will be conducted by us at all. If a tender offer is not made, shareholders may not be able to sell their Common Shares as it is unlikely that a secondary market for the Common Shares will develop or, if a secondary market does develop, shareholders may be able to sell their Common Shares only at substantial discounts from NAV. If we do conduct tender offers, we may be required to borrow or sell our more liquid, higher quality portfolio securities to purchase Common Shares that are tendered, which may increase risks for remaining shareholders and increase fund expenses as a percent of assets. We are designed primarily for long-term investors, and an investment in the Common Shares should be considered illiquid.

We may but do not expect to make a tender offer for our Common Shares during the first three years of operations following effectiveness of our Registration Statement on Form 10.

In a tender offer, we repurchase outstanding Common Shares at the NAV per share on the last day of the offer. Although we are not required to sell portfolio investments to fund tender offers, we may do so. We may borrow money to finance the repurchase of Common Shares pursuant to any tender offers. However, there can be no assurance that we will be able to obtain such financing for tender offers if we attempt to do so. Moreover, if our portfolio does not provide adequate liquidity to fund tender offers in cash, we may extend the last day of any tender offer or choose to pay all or a portion of the amounts due by an in-kind distribution of securities. Although tender offers generally would be beneficial to shareholders by providing them with some ability to sell their Common Shares at NAV, the acquisition of Common Shares by us will decrease the total assets of the Company. Tender offers are, therefore, likely to increase our expense ratio, may result in untimely sales of portfolio securities and/or may limit our ability to participate in new investment opportunities. To the extent we maintain a cash position to satisfy our repurchases, we would not be fully invested, which may reduce our investment performance. Furthermore, to the extent the we borrow to finance the making of tender offers by us, interest on such borrowings reduces our net investment income. In order to fund repurchase requests, we may sell our more liquid, higher quality portfolio securities to purchase Common Shares that are tendered, which may increase risks for remaining shareholders and increase fund expenses. Consummating a tender offer may require us to liquidate portfolio securities, and realize gains or losses, at a time when the Adviser would otherwise consider it disadvantageous to do so.

It is the Board’s policy, which may be changed by the Board, not to purchase Common Shares pursuant to a tender offer if (1) such purchases would impair our status as a regulated investment company; (2) we would not be able to liquidate portfolio securities in a manner that is orderly and consistent with our investment objective and policies in order to purchase Common Shares tendered pursuant to the tender offer; or (3) there is, in the Board’s judgment, any (a) legal action or proceeding instituted or threatened challenging the tender offer or otherwise materially adversely affecting us, (b) declaration of a banking moratorium by Federal or state authorities or any suspension of payment by banks in the United States or New York State, which is material to us, (c) limitation imposed by Federal or state authorities on the extension of credit by lending institutions, (d) commencement or escalation of war, armed hostilities, acts of terrorism, natural disasters, public health crises or other international or national calamity directly or indirectly involving the United States that in the sole determination of the Board is material to us, (e) a material increase or decrease in our estimated NAV from our estimated NAV as of the commencement of the tender offer or (f) other events or conditions that would have a material adverse effect on us or our shareholders if Common Shares tendered pursuant to the tender offer were purchased. Thus, there can be no assurance that the Board will proceed with any tender offer. The Board may modify these conditions in light of circumstances existing at the time. We may not purchase Common Shares to the extent such purchases would result in the asset coverage with respect to any borrowing being reduced below the asset coverage requirement set forth in the 1940 Act. Accordingly, in order to purchase all Common Shares tendered, we may have to repay all or part of any then outstanding borrowing to maintain the required asset coverage. In addition, the amount of Common Shares for which we make any particular tender offer may be limited for the reasons set forth above or in respect of other concerns related to our portfolio or the impact of the tender offer on those shareholders who do not sell their Common Shares in the tender offer.

Each tender offer would be made and shareholders would be notified in accordance with the requirements of the Exchange Act and the 1940 Act, either by publication or mailing or both. The tender offer documents will contain information prescribed by such laws and the rules and regulations promulgated thereunder. The repurchase of tendered Common Shares by us is a taxable event to shareholders.

See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.” Selected securities dealers or other financial intermediaries may charge a processing fee to confirm a repurchase of Common Shares pursuant to a tender offer.

We will assume all fees and expenses related to a repurchase of Common Shares. If a shareholder tenders a number of Common Shares that would cause the aggregate NAV of the shareholder’s holdings to fall below the required minimum, we reserve the right to reduce the amount to be repurchased from the shareholder so that the required minimum balance is maintained. We may also repurchase all of such a shareholder’s Common Shares.

Our NAV per share may change materially from the date a tender offer is mailed to the tender valuation date (or any later valuation date if the tender offer is extended), and to the effective date of repurchase, and it also may change materially shortly after a tender is completed. The method by which we calculate our NAV is discussed under “Item 1. Business – Determination of Net Asset Value.”

Investment Objective and Strategy
Overview

Our investment objective is to generate current income. When identifying prospective portfolio companies, we focus primarily on the attributes set forth below under “Item 1. Business – Investment Strategy,” which we believe will help us generate higher total returns with an acceptable level of risk.

We seek to meet our investment objective by investing primarily in U.S. middle market companies that have earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $50 million or above. We intend, under normal circumstances, to invest at least 80% of our net assets (plus the amount of our borrowings for investment purposes) in a portfolio of loans to companies having their principal place of business in the United States.

We will focus on direct originated transactions and proprietary or limited syndicated transactions with third-party intermediaries including investment banks. We will seek to invest primarily in a portfolio of direct lending investments.

We define direct originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. See “Item 1. Business — Investment Selection and Process for Direct Lending Investments.”

We may make non-controlling equity investments and investments in equity and equity-linked securities. We may invest without limit in subordinated debt (including second lien), including mezzanine and payment-in-kind (“PIK”) debt and common stock, preferred stock, convertible stock, warrants and other securities and instruments issued in connection with debt investments. We may also invest in broadly syndicated corporate debt and investments relating to the financing of hard assets, in each case to the extent the Adviser considers that such investments offer comparable risk and return profiles to the investments primarily targeted by us.

In addition, we expect to invest in traded credit, primarily for liquidity management purposes (as the Adviser determines necessary or advisable), including, without limitation, in anticipation of the making of investments, in connection with the issuance of Shares, anticipated withdrawals and distributions and the repayment of principal of existing investments. Traded credit strategies are directed at investing in syndicated bank loans, high-yield bonds, and other traded credit instruments such as structured credit.

While we will focus mainly on investment opportunities in the United States, we could also invest in companies in developed countries outside the United States, subject to the limitations described herein. We may invest in companies of any size or capitalization. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt was originated and directly negotiated by the Adviser with our co-investment affiliates. From time to time, we may co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser with our co-investment affiliates. We do not intend to invest in portfolio companies or other issuers that are affiliated with KKR (as defined below).

We may invest in loans and securities with any maturity or duration. Our debt investments may be rated by an accepted nationally recognized statistical rating organization (“NRSRO”) and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a by an NRSRO.

We intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt. We may also use leverage by issuing preferred shares or by using reverse repurchase agreements or similar transactions.

In determining whether to borrow money or issue debt, the Adviser will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. See “Item 1A. Risk Factors - Leverage Risk.”

We may enter into interest rate, foreign exchange or other derivative agreements, including swaps, futures, forwards and options, to hedge interest rate, currency, credit or other risks. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy employed by us will be successful.

Our investment strategies are not fundamental and may be changed by the Board without shareholder approval. Our 80% investment policy with respect to loans to companies having their principal place of business in the United States may only be changed with 60 days’ prior notice to shareholders.

Our investments are subject to a number of risks. See “Item 1A. Risk Factors”.

The Investment Process

Our investment program will be implemented by a team (the “Private Corporate Credit Investment Team”) led by the Global Head of Private Credit, Daniel Pietrzak. KKR’s Private Credit investment philosophy is an important differentiator to how it sources proprietary deals, identifies and underwrites risk and actively manages the portfolio during the life of the assets.

Sourcing Capabilities

Leveraging the broader KKR network resources, the Private Corporate Credit Investment Team maintains a wide-ranging network of relationships with public and private companies, other investment managers, individual investors, entrepreneurs and financial institutions throughout the world. KKR’s global network of professional relationships includes board members, CEOs and other officers of large companies, co-investors, advisory institutions and other intermediaries and service providers. The Private Corporate Credit Investment Team adds to these relationships with direct relationships with senior executives in private equity firms, financial advisors, lawyers, turn-around advisors, insolvency practitioners, administrators and other key intermediaries in the debt markets. This network provides access to exclusive investment opportunities, valuable knowledge sources that support the team’s due diligence activities and other significant resources that support the team when negotiating, structuring, consummating and exiting investments. As a result of these relationships, KKR expects to have access to a substantial flow of proprietary investment opportunities from the broader KKR platform.

KKR’s proprietary origination channels are a key pillar of its differentiated investment process. Its market presence can grant access to proprietary deal flow, where often KKR receives the first call from sponsors who know the types of transactions KKR targets and in which it is likely to invest through its Private Credit platform. Furthermore, the Private Corporate Credit Investment Team has developed strong relationships with a broad network of financial intermediaries including smaller investment and commercial banks.

KKR employs a holistic approach toward origination that is focused on partnering with high quality borrowers and sponsors and serving as a solutions provider for their capital needs. KKR strives to understand the goals of borrowers and to structure appropriate financing solutions that are tailored to meet their specific objectives.

KKR believes this flexibility provides it with a competitive advantage in sourcing and completing investments for its pools of capital, given that it allows it to cast a wide net for originating attractive opportunities and strengthens its relationships with borrowers and sponsors alike. See “Item 1A. Risk Factors - Conflicts of Interest Risk” and “Item 13. Certain

Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions” below.

Underwriting and Capital Preservation

Our strategies incorporate KKR’s fundamentally driven credit investment philosophy, which is based on deep credit underwriting and rigorous financial analysis. KKR’s investment approach has been designed to take advantage of the experience of KKR and the Private Corporate Credit Investment Team in private equity and credit underwriting and to incorporate valuable characteristics of both processes.

KKR’s Private Corporate Credit Investment Team targets larger businesses operating in defensive sectors, with solid credit fundamentals and high cash flow conversion as KKR believes that this leads to better risk adjusted investment performance prospects through the cycle. These companies are typically market leaders in their field, with strong market positioning. KKR’s underwriting process and hands-on approach to portfolio management and monitoring are robust and consistent. The Private Corporate Credit Investment Team is comprised of a team of credit specialists with deep experience investing up and down the capital structure, and across cycles. In addition, through KKR’s One-Firm culture, KKR can bring the broader resources of the firm into the credit underwriting process.

The type of due diligence and underwriting performed on each investment opportunity by the Private Corporate Credit Investment Team is evaluated on a case-by-case basis. Common forms of due diligence include, but are not limited to, channel checks (including talking to members of relevant KKR private equity, Capstone (as defined below), Global Macro and Public Affairs teams), meetings with borrower management and/or sponsors, the review of a company’s historical financials, the review of a quality of earnings report and, if relevant, the review of other third-party reports that could include, but are not limited to, environmental, tax, legal, regulatory and commercial matters. KKR uses external counsel on every transaction to help consider and negotiate structure and documentation, treating each new investment opportunity as a unique opportunity and tailoring the diligence performed accordingly. In addition, there are in-house desk lawyers on the investment team which assist in this process.

All private credit investments are subject to majority approval of the members of the relevant investment committee for the strategy (“Investment Committee” or “IC”).

The Investment Committee generally meets twice per week (or as needed on an ad hoc basis) to discuss new investment opportunities and requires the Private Corporate Credit Investment Team to provide detailed fundamental credit memorandum(s) (each, an “IC Memo”) for each potential investment. Each IC Memo includes a comprehensive stress test with a challenged downside scenario analysis. Potential investments can come to the Investment Committee numerous times depending on their timing, nature and complexity. Each potential investment opportunity will have been screened by at least one Portfolio Manager prior to the production of any IC materials.

Active Portfolio Management

Capital preservation is a critical element of KKR’s approach to managing our credit assets and generating attractive investment returns. Each corporate private credit investment is formally reviewed by KKR’s portfolio management committee (the “Portfolio Management Committee”) in meetings held at least once a quarter. During these meetings, members of the Private Corporate Credit Investment Team will present an updated report on each investment. The Private Corporate Credit Investment Team will be supported by a dedicated Portfolio Monitoring Unit. This unit undertakes detailed periodic monitoring and reporting of credit metrics, which in turn will assist the Private Corporate Credit Investment Team in periodically reviewing and re-underwriting the credit attractiveness of each investment.

Notably, privately originated corporate credit investments often provide an informational advantage over investments in syndicated debt instruments. Given the private, negotiated nature of these investments, lenders are generally able to access borrower performance reporting which, when combined with other negotiated terms in these arrangements, can enable lenders to identify early signs of credit deterioration. KKR’s teams are expected to often have close relationships with the borrower’s management and Private Equity Sponsor teams. These relationships allow KKR to maintain an active dialogue with companies throughout the life of a deal rather than relying solely on periodic financial reporting and information.

This information is summarized and provided to KKR's Portfolio Management Team in real-time in addition to information provided during quarterly Portfolio Management Committee meetings. This rapid sharing of information allows the team to quickly identify any opportunities or issues arising with any underlying borrower.

In addition to acting as a partner to borrowers when making an initial corporate private credit investment, KKR believes it can add significant value to a borrower post-investment as part of its ongoing portfolio management function. For example, KKR has the ability to leverage its resources to help a borrower optimize its entire capital structure and maximize financing efficiency. Furthermore, if an investment shows signs of credit deterioration through adverse operational developments, KKR has the ability to leverage the operational expertise of the team at KKR Capstone to assist the borrower in implementing operational improvements. In addition to the operational capabilities of KKR Capstone, KKR could also leverage the restructuring expertise of its dedicated Global Workout & Restructuring Team. KKR believes that its access to such expertise can help to differentiate us from other lenders in this market and better protect investments made by us.

Investment Selection and Process for Direct Lending Investments

We will seek to invest primarily in a portfolio of direct lending investments, which includes directly originated high yield debt investments, convertible securities, asset-backed securities, zero coupon and PIK debt securities, investment grade debt securities, mezzanine investments, and traded credit. In addition, the Company may invest in broadly syndicated loans indirectly by acquiring participation interests in all or a portion of a loan, or may have a participation or derivative interest in (as opposed to direct ownership of) payments in respect of other targeted investments and any related collateral or an indirect interest (for example, through a swap or other derivative instrument) in such a participation or derivative interest.

The Adviser uses KKR’s global network of resources, due diligence skills, intellectual capital and experience in seeking to achieve the Company’s investment objective. KKR’s private corporate credit investment team (the “KKR Credit Team”) seeks to conduct deep due diligence (including, among other things, an evaluation of the quality of cash flows of the underlying investment, strengths and weaknesses in a borrower’s cost structure, cost structure relative to competitors and quality of suppliers) on each investment, with a focus on investing in debt instruments of companies where it believes KKR has a competitive advantage or a differentiated view. We can invest without limit in originated loans. We can originate loans of any maturity or duration to borrowers located both within the United States and outside the United States. For more information about KKR’s credit underwriting and due diligence process, see “Item 1. Business - Underwriting and Capital Preservation.”

Sustainability Policy

The Adviser generally integrates sustainability considerations alongside traditional factors in the investment decision-making process that it, in its sole discretion, determines have-or have the potential to have-a substantial impact on an organization’s ability to create or preserve economic value. The Adviser applies proprietary criteria to assess potential financial and reputational risks to issuers.

While the Adviser may consider sustainability factors when making an investment decision in the same way it considers other business-relevant topics that it considers most significant for maximizing and protecting value, the Company does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainability criteria or standards. Any reference in this annual report to sustainability-related considerations is not intended to qualify the Company’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and sustainability is not a principal investment strategy of the Company.

Investment Advisory Agreement

Pursuant to the Advisory Agreement, the Adviser receives an annual fee, payable monthly by the Company, in an amount equal to 1.25% of the Company’s month end net assets (the “Management Fee”). The Management Fee is an expense paid out of the Company’s assets. The Management Fee is paid monthly in arrears within 30 days of the calculation of the Company’s NAV for each month.

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

In addition to the fees paid to the Adviser, the Company pays all fees, costs and expenses fairly allocable to the Company, related to the activities, business, operations or actual or potential investments of the Company, including without limitation: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, rating agencies, consultants, administrators, custodians, depositaries, directors and other similar outside advisors and service providers (including servicing companies in which KKR or its affiliates or eligible partners, members, managing directors, directors, officers or employees of KKR, the Adviser or their respective affiliates (collectively, “KKR Personnel”) have an interest) with respect to the Company and its potential and actual investments (including allocable compensation and expenses of senior advisors, executive advisors, industry advisors and technical consultants and allocable fees and expenses of all or any of KKR Capstone Americas LLC, KKR Capstone EMEA LLP, KKR Capstone EMEA (International) LLP, KKR Capstone Asia Limited and their Capstone-branded subsidiaries, which employ operating professionals dedicated to supporting KKR deal teams and portfolio companies (collectively, “Capstone”) related to the Company’s activities), and including the cost of any valuation of, or any fairness opinion relating to, any investment or other asset or liability or potential transaction, of the Company; (b) fees, costs and expenses of identifying, sourcing, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, registering, holding, rating, monitoring or disposing potential and actual portfolio investments, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, custodial fees, placement, syndication and solicitation fees, arranger fees, expenses relating to short sales, sales commissions, and other investment, execution, closing and administrative fees, costs and expenses, (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for purposes of evaluating actual or potential investment opportunities, and with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate) including any such expenses incurred in connection with attendance at meetings of relevant investment committees and portfolio management committees, (iii) expenses associated with portfolio and risk management including hedging transactions and related costs, (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or dissolution, liquidation and termination of any entities through which the Company makes investments (including costs associated with establishing and maintaining a permanent residence in certain jurisdictions, such as employee compensation and benefits, allocable rent and other overhead of entities established to manage or administer such entities including entities in which KKR or its affiliates have an interest); and (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including Capstone) and other similar advisors and service providers incurred in connection with designing, implementing and monitoring participation by portfolio companies or other issuers in compliance and operational “best practices” programs and initiatives; (c) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations including the business or operations of any entities through which the Company invests and preparation expenses in connection with such governmental charges (which includes the preparation and filing of any forms, schedules, filings, information or other documents necessary to avoid the imposition of withholding or other taxes pursuant to any applicable tax reporting obligation and report of foreign bank and financial accounts) or to otherwise comply with applicable tax reporting obligations; (d) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental or regulatory inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, for the avoidance of doubt, any fine or penalty paid by the Adviser or its affiliates to a governmental body of competent jurisdiction on the basis of a finding that the Adviser or such affiliate has breached a fiduciary duty to the Company (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by the Adviser or its affiliates on behalf of the Company); (e) expenses of the Board and its members (including (i) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any meetings of the Board and (ii) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (f) fees, costs and expenses of holding any annual or other shareholder meeting; (g) the portion fairly allocable to the Company of fees, costs and expenses incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its investments and portfolio companies and compliance with U.S. federal, state, or local law, or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of regulatory filings of the Company); and expenses and fees incurred in connection with establishing, implementing, monitoring and/or measuring the impact of any sustainability policies and programs, including all fees, costs, and expenses incurred in connection with reporting on such sustainability policies and programs or otherwise evaluating the Company’s or its portfolio investments’ or prospective portfolio investments’ achievement of any sustainability objectives; (h) fees, costs and expenses associated with the Company’s administration, including in relation to receiving capital from and making distributions to shareholders, the administration of assets, financial planning and treasury activities, the representation of the Company, the preparation and delivery of all Company financial statements, tax returns, distribution notices, other reports and notices and other required or requested information provided to shareholders (including the fees, costs and expenses of any other third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities and other administrative support therefor), and allocable compensation and overhead of KKR Personnel engaged in the aforementioned activities and KKR Personnel providing oversight of any third-party administrator engaged in the aforementioned activities; (i) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, other indebtedness, guarantee, line of credit, loan commitment, letter of credit, equity commitment letter, hedging guarantee or similar credit support or other indebtedness involving the Company or any investment or relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge, or other encumbrance and the fees, costs and expense of any amendments or modifications of such arrangements, and other fees, costs and expenses in respect of derivative contracts (including any payments under, and any margin expenses relating to, such derivative contracts or any posting of margin or collateral with respect to such derivative contracts); (j) fees, costs and expenses relating to a default (but only to the extent not paid or otherwise borne by the defaulting shareholder); (k) fees, costs and expenses relating to a transfer of shares (but only to the extent not paid or otherwise borne by the relevant transferring shareholder and/or the transferee); (l) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including reporting as described herein), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates the closing of investments by, among other things, managing allocations, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring, or disposing of potential and actual investments, or in connection with obtaining or performing research related to potential or actual investments, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (m) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company) including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company and, to the extent applicable, costs of ERISA fidelity bonds, if applicable; (n) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential investment or portfolio company (including expenses incurred in connection with the investigation, prosecution, defense, judgment or settlement of litigation and the appointment of any agent for service of process on behalf of the Company or the shareholders) and other extraordinary expenses related to the Company or actual or potential investment or portfolio company (including fees, costs and expenses that are classified as extraordinary expenses under generally accepted accounting principles in the United States ("GAAP") (or such other accounting standards as are otherwise required)) excluding for the avoidance of doubt, any expenses with respect to which an indemnitee would not be entitled to indemnification or advancement; (o) fees, costs and expenses required under or otherwise related to the Company’s indemnification obligations, including advancement of any such fees, costs or expenses to persons entitled to such indemnification, or other matters that are the subject of indemnification or contribution; (p) fees, costs and expenses incurred in connection with dissolving, liquidating and terminating the Company; (q) all other costs and expenses of the Company in connection with the activities, business or operation of the Company and its potential and actual investments; (r) in the case of each of the foregoing items in this definition, all similar items in connection with any other investor fund vehicle, feeder fund, portfolio companies or entities through which the Company makes any investment, to the extent not otherwise paid or borne by such other fund vehicle, feeder fund, portfolio companies or entities; and (s) all other costs and expenses of the Company in connection with the business or operation of the Company and its investments, including organizational and offering expenses. For the avoidance of doubt, fund expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by the Adviser and its affiliates, in addition to third parties. In determining the amount of fund expenses that may be fairly allocable to the Company and to any other fund advised by the Adviser or its affiliates that participate in investments with the Company, the Adviser will allocate such fund expenses in a manner that is consistent with an allocation methodology established by the Adviser and its affiliates.

Administration Agreement

The Adviser also serves as Administrator to the Company. Under the Administration Agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator has also entered into a sub-administration agreement with The Bank of New York Mellon.

Determination of Net Asset Value

NAV per share is determined as of 4:00 p.m. ET on the last business day of each month and at such other times as the Adviser shall determine. We calculate NAV per share by subtracting liabilities from the total assets of the Company and dividing the result by the total number of outstanding Common Shares. Our assets and liabilities are valued in accordance with the principles set forth herein.

For purposes of calculating NAV, portfolio securities and other assets for which market quotes are readily available are valued at market value. Market value is generally determined on the basis of last reported sales prices, or if no sales are reported, based on quotes obtained from a quotation reporting system, established market makers or pricing services. Short-term investments having a maturity of 60 days or less are generally valued at amortized cost. Securities and other assets for which market quotes are not readily available are valued at fair value using good faith methods. The Board has designated the Adviser as our valuation designee pursuant to Rule 2a-5 under the 1940 Act to perform fair valuation determinations for the Company with respect to all Company investments and/or other assets. In circumstances where market quotes are not readily available, securities may not be priced on the basis of quotes from the primary market in which they are traded, but rather may be valued at fair value, as determined in good faith, pursuant to procedures adopted by the Board. Fair value pricing may require subjective determinations about the value of a security.

Domestic and foreign fixed-income instruments and non-exchange traded derivatives are normally valued on the basis of quotes obtained from brokers and dealers or pricing services using data reflecting the earlier closing of the principal markets for those securities. Bank loans, including first lien, senior secured loans (“Senior Loans”), are valued by using readily available market quotations or another commercially reasonable method selected by an independent, third-party pricing services, or, if such independent, third-party valuations are not available, by using broker quotations. Senior secured adjustable, variable or floating rate loans for which an active secondary market exists to a reliable degree will be valued at the mid price in the market for such loans, as provided by a loan pricing service. Directly originated loans are valued on an individual loan level. In doing so, the Adviser may engage an independent, third-party valuation agent, and fair valuation of such loans will be performed using inputs that incorporate borrower level data, including significant events affecting the issuer or collateral and market developments. Prices obtained from independent pricing services use information provided by market makers or estimates of market values obtained from yield data relating to investments or securities with similar characteristics. Exchange traded options, futures and options on futures are valued at the settlement price determined by the relevant exchange. The value of swaps, including credit default swaps, total return swaps and interest rate swaps will be determined by obtaining at least one dealer quotation (including information from counterparties) or valuations from third-party pricing services. If no quotations or valuations are available, or if such quotations or valuations are believed to be unreliable, swaps will be fair valued pursuant to procedures adopted by the Board.

We will normally use pricing data for domestic or foreign equity securities received shortly after the close of the primary securities exchange on which such securities trade and does not normally take into account trading, clearances or settlements that take place after the close of the exchange.

If events materially affecting the price of foreign portfolio securities occur between the time when their price was last determined on such foreign securities exchange or market and the time when our NAV was last calculated (for example, movements in certain U.S. securities indices which demonstrate strong correlation to movements in certain foreign securities markets), such securities may be valued at their fair value as determined in good faith in accordance with procedures adopted by the Board. For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith pursuant to procedures adopted by the Board. Although our policy is intended to result in a calculation of our NAV that fairly reflects security values as of the time of pricing, we cannot ensure that fair values would accurately reflect the price that we could obtain for a security if we were to dispose of that security as of the time of pricing (for instances, in a forced or distressed sale). The prices used by us may differ from the value that would be realized if the securities were sold.

Non-Exchange Traded, Perpetual-Life BDC

We intend to be a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we expect to conduct periodic repurchase offers at NAV per share as of the applicable valuation date at such times as may be determined by our Board in its sole discretion, but we are not obligated to do so. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Organizational Documents or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to, among other things, have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;

•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers, and Corporate Governance” is a principal, officer or employee of the Adviser or its affiliates, which manages and oversees our investment operations. In the future, the Adviser may directly retain personnel based upon its needs.

Regulation as a BDC

We have elected to be treated as a BDC under the 1940 Act and have elected to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.

The 1940 Act also requires that a majority of our Board consist of persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.

We will also generally not be able to issue and sell our Common Shares at a price per share, after deducting underwriting commissions and discounts, that is below our NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our Common Shares at a price below NAV per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:
(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)Securities of any Eligible Portfolio Company controlled by the Company.

(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage

As a BDC, the Company will generally be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of the Company’s borrowings and any preferred shares that it may issue in the future, of at least 150%. If this ratio were to fall below 150%, the Company could not incur additional debt and could be required to sell a portion of its investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on the Company’s operations and investment activities. Moreover, the Company’s ability to make distributions to you may be significantly restricted or it may not be able to make any such distributions whatsoever. The amount of leverage that the Company will employ will be subject to oversight by the Board of Directors, a majority of whom are not “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”) with no material interests in such transactions.

Codes of Ethics and Insider Trading Policies and Procedures

We and the Adviser have each adopted codes of ethics pursuant to Rule 17j-1 under the 1940 Act that establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to these codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our insider trading policies are included in our code of ethics. In addition, the code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our Directors who are not interested persons. In an order dated January 5, 2021, the SEC granted exemptive relief to the Adviser and certain affiliates (the “Co-Investment Exemptive Order”) that permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser, with our co-investment affiliates. Under the terms of the Co-Investment Exemptive Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategy and any criteria established by our Board of Directors.

Proxy Voting Policy and Proxy Voting Record

The Board has delegated the day-to-day responsibility to the Adviser to vote our proxies. The Adviser will vote proxies according to the proxy voting policies and procedures (“Proxy Policy”) currently in effect as of the date of this report. These guidelines are reviewed periodically by the Adviser as well as the Board, and, accordingly, are subject to change.

Proxy Policies

The Adviser will have the responsibility of voting proxies and corporate actions that it receives on behalf of the Company. Proxy proposals received by the Adviser and designated in its Proxy Policy as “For” or “Against” will be voted by the Adviser in accordance with the Proxy Policy. Proxy proposals received by the Adviser and designated in the Proxy Policy as “Case by Case” (or not addressed in the Proxy Policy) and all corporate actions will be reviewed by the Adviser and voted in the best interest of us. Notwithstanding the foregoing, the Adviser may vote a proxy contrary to the Proxy Policy if the Adviser, with the assistance of the analyst who is in charge of the issuer, determines that such action is in the best interest of us. In the event that the Adviser votes contrary to the Proxy Policy or with respect to “Case by Case” issues, the Adviser, with the assistance of the analyst who is in charge of the issuer, will document the basis for the Adviser’s decision.

In addition, the Adviser may choose not to vote proxies or corporate actions in certain situations, such as: (i) where we have informed the Adviser that we wish to retain the right to vote the proxy or corporate action; (ii) where the Adviser deems the cost of voting would exceed any anticipated benefit to us; or (iii) where a proxy or corporate action is received by the Adviser for a security it no longer manages on behalf of us. The Adviser with the assistance of the analyst who is in charge of the issuer will document for the basis of the Adviser’s decision not to vote.

The Adviser may occasionally be subject to conflicts of interest in the voting of proxies due to business or personal relationships it maintains with persons having an interest in the outcome of certain votes. The Adviser, its affiliates and/or its employees may also occasionally have business or personal relationships with the proponents of proxy proposals, participants in proxy contests, corporate directors and officers or candidates for directorships. If at any time, the Adviser becomes aware of an existing or potential conflict of interest relating to a particular proxy proposal, the Adviser’s Conflicts Committee (“Conflicts Committee”), or its designee, must be notified. Provided the Conflicts Committee has determined that a conflict or potential for a conflict exists, the proxy must be voted in alignment with the recommendation set forth by Institutional Shareholder Services Inc. Appropriate documentation will be maintained by the Conflicts Committee.

Proxy Voting Records

Information on how the Company voted proxies (if any) relating to portfolio securities during the most recent 12-month period will be available without charge by calling toll-free (866) 514-4499 or on the SEC’s website at http://www.sec.gov.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our then-current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports will be available to the public, free of charge, on the SEC’s public EDGAR website shortly after we file any such document electronically with, or furnish it to, the SEC.

Conflicts of Interest

The Adviser will experience conflicts of interest in connection with the management of the Company, including, but not limited to, those discussed below. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise.

•The members, officers and other personnel of the Adviser allocate their time, resources and other services between the Company and other investment and business activities in which they are involved, including other funds, investment vehicles and accounts managed by KKR. The Adviser intends to devote such time as shall be necessary to conduct the Company’s business affairs in an appropriate manner. However, the Adviser will continue to devote the time, resources and other services necessary to managing its other investment and business activities, and the Adviser is not precluded from conducting activities unrelated to the Company. Substantial time will be spent by such members, officers and personnel monitoring the investments of other funds, investment vehicles and accounts managed by KKR.

•The Adviser will, at times, compete with certain of its affiliates, including other entities it manages, for investments for the Company, subjecting the Adviser to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on the Company’s behalf. The Adviser will receive advisory and other fees from the other entities it manages, and due to fee-offset provisions contained in the management agreements for such entities, the fees, at times, will not be proportionate to such entities’ investment accounts for any given transaction and the Adviser will have an incentive to favor entities from which it receives higher fees.

•The Company has adopted the Adviser’s allocation policy, which is designed to fairly and equitably distribute investment opportunities over time among funds or pools of capital managed by the Adviser, which may include proprietary accounts, including investment or co-investment vehicles established for personnel of KKR or its affiliates. The Adviser’s allocation policy provides that once an investment has been approved and is deemed to be in the Company’s best interest, the Company will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements, other investment policies and restrictions and limitations imposed by applicable laws, rules, regulations or interpretations. The outcome of this determination will result in the allocation of all, some or none of an investment opportunity to the Company. In addition, subject to applicable law, affiliates of the Adviser will, from time to time, invest in one of the Company’s portfolio companies and hold a different class of securities than the Company. To the extent that an affiliate of the Adviser holds a different class of securities than the Company, its interests might not be aligned with the Company’s. Notwithstanding the foregoing, the Adviser will act in the best interest of the Company in accordance with its fiduciary duty to the Company.

•The appropriate allocation among the Company and other KKR funds and accounts of expenses and fees generated in the course of evaluating and making investments often will not be clear, especially where more than one KKR fund or account participates. The Adviser will determine, in its sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among the funds and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable, which could result in the Company bearing more or less of these expenses than other participants or potential participants in the relevant investments.

•The compensation payable by the Company to the Adviser will be approved by the Board consistent with the exercise of the requisite standard of care applicable to directors under state law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided to the Company or whether the Company makes distributions to shareholders.

•The Adviser and its affiliates will, at times, provide a broad range of financial services to companies in which the Company invests, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of the Adviser could act as an underwriter or placement agent in connection with an offering of securities by one of the companies in the Company’s portfolio. Any compensation received by the Adviser and its affiliates for providing these services will not be shared with the Company and could be received before the Company realizes a return on its investment. The Adviser will face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to the Company, on the other hand.

•KKR engages in a broad range of business activities and invests in portfolio companies and other issuers whose operations could be substantially similar to the issuers of the Company’s portfolio investments. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the issuers of the Company’s portfolio investments and could adversely affect the prices and availability of business opportunities or transactions available to these issuers.

•From time to time, to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with exemptive relief the Company receives from the SEC, if any, the Company and other clients for which the Adviser provides investment management services or carries on investment activities (including, among others, clients that are employee benefit plans subject to ERISA and related regulations) will make investments at different levels of an investment entity’s capital structure or otherwise in different classes of an issuer’s securities. These investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities held by the Company and such other clients, including in the case of financial distress of the investment entity.

•KKR and the Adviser sponsor and advise, and expect in the future to sponsor and advise, a broad range of investment funds, vehicles and other accounts, including proprietary vehicles, that make investments worldwide. KKR will, from time to time, also make investments for its own account, including, for example, through investment and co-investment vehicles established for KKR Personnel. The Adviser and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships (including, among others, relationships with clients that are employee benefit plans subject to ERISA and related regulations) or from engaging in other business activities, even to the extent such activities are in competition with the Company and/or involve substantial time and resources of the Adviser. For example, the Adviser could invest, on behalf of an affiliated fund, in a company that is a competitor of one of the Company’s portfolio companies or that is a service provider, supplier, customer or other counterparty with respect to one of the Company’s portfolio companies or the Adviser could, on behalf of other entities it manages, acquire assets originated by, or provide financing to, portfolio companies and other issuers in which the Company invests. In providing advice and recommendations to, or with respect to, such investments and in dealing in such investments on behalf of such other affiliated fund, to the extent permitted by law, the Adviser or its affiliates will not take into consideration the interests of the Company and its portfolio investments and issuers thereof. Accordingly, such advice, recommendations and dealings will result in conflicts of interest for the Adviser. In addition, the Adviser’s ability to effectively implement the Company’s investment strategies will be limited to the extent that contractual obligations relating to these permitted activities restrict the Adviser’s ability to engage in transactions that it would otherwise be interested in pursuing. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with the Company.

•The Adviser and its affiliates will, from time to time, give advice and recommend securities to other clients that differs from, or is contrary to, advice given to or securities recommended or bought for the Company even though their investment objectives are similar to the Company’s.

•To the extent not restricted by confidentiality requirements or applicable law, the Adviser will, from time to time, apply experience and information gained in providing services to the Company’s portfolio companies in providing services to competing companies invested in by affiliates’ other clients, which could have adverse consequences for the Company or its portfolio investments. In addition, in providing services in respect of such portfolio companies and other issuers of portfolio investments, the Adviser or its affiliates will, from time to time, come into possession of information that it is prohibited from acting on (including on behalf of the Company) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in the interests of the Company.

•As a registered investment company, the Company will be limited in its ability to invest in any investment in which the Adviser or its affiliates’ other clients have an investment. The Company will also be limited in its ability to co-invest with the Adviser or one or more of its affiliates. Some of these co-investments would only be permitted pursuant to an exemptive order from the SEC. On January 5, 2021, the SEC issued an exemptive order granting exemptive relief that expanded the Company’s ability to co-invest with certain of its affiliates in privately negotiated transactions subject to the conditions specified in the exemptive order.

•On February 1, 2021, KKR acquired control of Global Atlantic Financial Group Limited (“Global Atlantic”), a retirement and life insurance company. At the closing of the transaction, Global Atlantic became a wholly-owned subsidiary of KKR. On January 2, 2024, KKR acquired the remaining minority interests of Global Atlantic held by third party co-investors and Global Atlantic employees in exchange for cash and securities exchangeable for shares of KKR & Co. Inc. common stock. As of January 2, 2024, KKR owns 100.0% of Global Atlantic. KKR, including the Adviser, serves as Global Atlantic’s investment manager. KKR, including the Adviser, generally expects to treat any Global Atlantic account as a client account for the purposes of allocating investment opportunities and related fees and expenses. Certain Global Atlantic accounts may co-invest alongside the Company in some or all investments in the Company’s Private Credit Strategy. Due to the limited nature of many Private Credit investment opportunities, the Adviser expects that participation by Global Atlantic accounts in co-investment transactions will generally reduce the allocations otherwise available to other co-investing accounts, including the Company. The establishment of Global Atlantic accounts investing directly in the Private Credit Strategy investments will create a conflict of interest in that KKR will be incentivized to allocate more attractive investments and scarce investment opportunities to these proprietary entities and accounts rather than to the Company. To mitigate this conflict, KKR will allocate investment opportunities in a manner that is consistent with an allocation methodology established by KKR and its affiliates (including the Adviser), as described above, in a manner designed to ensure allocations of such opportunities are made on a fair and equitable basis over time.

•The Company depends to a significant extent on the Adviser’s access to the investment professionals and senior management of KKR and the information and deal flow generated by the KKR investment professionals and senior management during the normal course of their investment and portfolio management activities. The senior management and the investment professionals of the Adviser source, evaluate, analyze and monitor the Company’s investments. The Company’s future success will depend on the continued service of the senior management team and investment professionals of the Adviser.

•The Adviser’s relationship with other advisory clients and with KKR could create a conflict of interest to the extent the Adviser becomes aware of inside information concerning investments or potential investment targets. KKR has adopted information-sharing policies and procedures which address both (i) the handling of confidential information and (ii) the information barrier that exists between the public and private sides of KKR. KKR has compliance functions to administer KKR’s information-sharing policies and procedures and monitor potential conflicts of interest. The Company cannot assure its investors, however, that these procedures and practices will be effective. Although the Company plans to leverage KKR’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for the Company’s investments (to the extent permitted by applicable law), KKR’s information-sharing policies and procedures referenced above, as well as certain legal, contractual and tax constraints, could significantly limit KKR’s ability to do so. For example, from time to time KKR’s personnel will be in possession of material non-public information with respect to the Company’s investments or potential investments, and as a result, such professionals will be restricted by KKR’s information-sharing policies or by law or contract, from sharing such information with the KKR professionals responsible for making the Company’s investment decisions, even where the disclosure of such information would be in the best interest of the Company or would otherwise influence the decisions taken by such investment professionals with respect to such investment or potential investment. In addition, this conflict and these procedures and practices could limit the freedom of the Adviser to enter into or exit from potentially profitable investments for the Company which could have an adverse effect on the Company’s results of operations. Conversely, the Adviser could pursue investments for the Company without obtaining access to confidential information otherwise in its or KKR’s possession, which information, if reviewed, might otherwise impact the Adviser’s judgment with respect to such investments. Accordingly, as a result of such restrictions, the investment activities of KKR’s other businesses will differ from, or be inconsistent with, the interests of and activities that are undertaken for the Company and there can be no assurance that the Company will be able to fully leverage all of the available resources and industry expertise of KKR’s other businesses. Additionally, there will be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to the Company because of certain confidential information available to those individuals or to other parts of KKR.

•The nature of the Adviser’s businesses and the participation by its employees in creditors’ committees, steering committees or boards of directors of portfolio companies will, from time to time, result in the Adviser receiving material non-public information from time to time with respect to publicly held companies or otherwise becoming an “insider” with respect to such companies. With limited exceptions, KKR does not establish information barriers between its internal investment teams. Trading by KKR on the basis of such information, or improperly disclosing such information, could be restricted pursuant to applicable law and/or internal policies and procedures adopted by KKR to promote compliance with applicable law. Accordingly, the possession of “inside information” or “insider” status with respect to such an issuer by KKR or KKR Personnel could, including where an appropriate information barrier does not exist between the relevant investment professionals or has been “crossed” by such professionals, significantly restrict the ability of the Adviser to deal in the securities of that issuer on behalf of the Company, which could adversely impact the Company, including by preventing the execution of an otherwise advisable purchase or sale transaction in a particular security until such information ceases to be regarded as material non-public information, which could have an adverse effect on the overall performance of such investment. In addition, affiliates of KKR in possession of such information could be prevented from disclosing such information to the Adviser, even where the disclosure of such information would be in the interests of the Company. From time to time, the Adviser will also be subject to contractual “stand-still” obligations and/or confidentiality obligations that restrict its ability to trade in certain securities on behalf of the Company. In certain circumstances, the Company or the Adviser will engage an independent agent to dispose of securities of issuers in which KKR could be deemed to have material non-public information on behalf of the Company. Such independent agent could dispose of the relevant securities for a price that is lower than the Adviser’s valuation of such securities which could take into account the material non-public information known to KKR in respect of the relevant issuer.

•The Adviser could develop new businesses such as providing investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services could relate to transactions that could give rise to investment opportunities that are suitable for the Company. In such case, the Adviser’s client would typically require the Adviser to act exclusively on its behalf, thereby precluding the Company from participating in such investment opportunities. The Adviser would not be obligated to decline any such engagements in order to make an investment opportunity available to the Company. In addition, the Adviser could come into the possession of information through these new businesses that limits the Company’s ability to engage in potential transactions.

•The 1940 Act limits the Company’s ability to invest in, or hold securities of, companies that are controlled by funds managed by KKR. Any such investments could create conflicts of interest between the Company, the Adviser and KKR. The Adviser will also have, or enter into, advisory relationships with other advisory clients (including, among others, employee benefit plans subject to ERISA and related regulations) that could lead to circumstances in which a conflict of interest between the Adviser’s advisory clients could exist or develop. In addition, to the extent that another client of the Adviser or KKR holds a different class of securities than the Company, the interest of such client and the Company might not be aligned. As a result of these conflicts and restrictions, the Adviser could be unable to implement the Company’s investment strategies as effectively as it could have in the absence of such conflicts or restrictions. In order to avoid these conflicts and restrictions, the Adviser could choose to exit these investments prematurely and, as a result, the Company would forgo any future positive returns associated with such investments.

•Certain other KKR client accounts or proprietary accounts have investment objectives, programs, strategies and positions that are similar to, or conflict with, those of the Company, or compete with, or have interests adverse to, the Company. This type of conflict could affect the prices and availability of the securities or interests in which the Company invests. KKR will, from time to time, give advice or take action with respect to the investments held by, and transactions of, other KKR client accounts or proprietary accounts that could be different from or otherwise inconsistent with the advice given or timing or nature of any action taken with respect to the investments held by, and timing or nature of any action taken with respect to the investments held by, and transactions of, the Company. Such different advice and/or inconsistent actions could be due to a variety of reasons, including, without limitation, the differences between the investment objective, program, strategy and tax treatment of the other KKR client accounts or proprietary accounts and the Company or the regulatory status of other KKR client accounts and any related restrictions or obligations imposed on KKR as a fiduciary thereof. Such advice and actions could adversely impact the Company.

•KKR, for its own account or for the account of other KKR clients, could enter into real estate-related transactions with Company portfolio companies. Such transactions could include, for example, buying or selling real estate assets, acquiring or entering into leasing arrangements or amending such arrangements or transferring options or rights of first refusal to acquire real estate assets. Such transactions, which do not involve securities, are not governed by restrictions on principal transactions and cross transactions but are subject to specific policies and procedures established by KKR to manage related conflicts.

•The 1940 Act prohibits the Company from participating in certain transactions with certain of its affiliates including an Adviser-affiliated broker-dealer. The Company generally is prohibited, for example, from buying or selling any securities from or to another client of the Adviser or of KKR. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness) or transactions in which a broker-dealer affiliated with the Adviser participates as principal with the Company. If a person acquires more than 25% of the Company’s voting securities, the Company will generally be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates. The SEC has interpreted the 1940 Act rules governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment adviser. As a result of these restrictions, the scope of investment opportunities that would otherwise be available to the Company will be limited. These investment opportunities will generally be made available to other funds, vehicles and accounts advised by the Adviser that are not subject to similar restrictions under the 1940 Act.

•The Company’s shareholders are based in a wide variety of jurisdictions and take a wide variety of forms. Accordingly, they could have conflicting regulatory, legal, investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual shareholders relate to or arise from, among other things, the nature of investments made by the Company, the selection, structuring, acquisition and management of investments, the timing of disposition of investments, internal investment policies of the shareholders and their target risk/return profiles. As a consequence, conflicts of interest could arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which could be more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual tax situations. In addition, the Company could make investments that have a negative impact on related investments made by the Company in separate transactions. In selecting and structuring investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company and its shareholders as a whole, not the investment, tax or other objectives of any shareholder individually.

Each of the Adviser and the other investment advisers and/or investment managers affiliated with KKR will deal with conflicts of interest using its best judgment, but in its sole discretion. When conflicts arise between the Company and another affiliated fund, the Adviser will represent the interests of the Company and the other participating affiliated adviser will represent the interests of the affiliated fund it sponsors, manages or advises. In resolving conflicts, the Adviser and the other affiliated advisers will consider various factors, including applicable restrictions under the 1940 Act, the interests of the funds and accounts they advise in the context of both the immediate issue at hand and the longer term course of dealing among the Company and the other affiliated fund. As with all conflicts involving the Company, the Adviser’s determination as to which factors are relevant and the resolution of such conflicts will be made in the Adviser’s sole discretion except as required by the 1940 Act or by the governing documents of the Company. Although the Adviser has established procedures and policies addressing conflicts of interest, there can be no assurance that the Adviser will be able to resolve all conflicts in a manner that is favorable to the Company.

Certain U.S. Federal Income Tax Considerations

The discussion below provides general tax information related to an investment in Shares of the Company. Because tax laws are complex and often change, shareholders should consult their tax advisors about the tax consequences of an investment in the Company. Unless otherwise noted, the following tax discussion applies only to U.S. shareholders that hold the Shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source.

The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code. To qualify under Subchapter M for the favorable tax treatment accorded to RICs, the Company must, among other things: (1) distribute to its shareholders in each taxable year at least 90% of the sum of its investment company taxable income (as that term is defined in the Code, but without regard to the deduction for dividends paid) and its net tax-exempt income; (2) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including but not limited to gain from options, futures and forward contracts) derived with respect to its business of investing in such stock, securities or foreign currencies; and (b) net income derived from interests in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (3) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash, cash items, U.S. government securities and securities of other RICs, and other securities, with these other securities limited, with respect to any one issuer, to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is represented by the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that the Company controls and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders. Dividends on the Shares in amounts representing substantially all of the net investment income, if any, earned each year will be paid at least annually at the Company’s discretion. The Company intends to pay dividends representing substantially all of the net capital gains, if any, it earns each year at least annually.

If the Company failed to qualify for the favorable tax treatment accorded to RICs in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

A RIC that fails to distribute, by the close of each calendar year, an amount at least equal to the sum of 98% of its ordinary taxable income for such calendar year and 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, plus any shortfalls from any prior year’s required distribution, is liable for a 4% excise tax on the portion of the undistributed amounts of such income that are less than the required distributions. For these purposes, the Company will be deemed to have distributed any income or gain on which it paid U.S. federal income tax.

Certain of the Company’s investments are expected to be subject to special U.S. federal income tax provisions that may, among other things, (1) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (2) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (3) convert an ordinary loss or a deduction into a capital loss, the deductibility of which is more limited, (4) adversely affect when a purchase or sale of stock or securities is deemed to occur, (5) adversely alter the intended characterization of certain complex financial transactions, and (6) cause the Company to recognize income or gain without a corresponding receipt of cash (referred to as “phantom income”). For example, with respect to phantom income, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with equity or warrants) or debt obligations that are acquired with market discount in respect of which an election has been made to accrue such market discount on a current basis, the Company must include in income each year a portion of the OID or market discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that it has not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as equity or warrants. Because any OID or other amounts accrued will be included in the Company’s investment company taxable income for the year of accrual, the Company may be required to make a distribution to its shareholders in order to satisfy the annual distribution requirement, even though it will not have received any corresponding cash amount. Moreover, there may be uncertainty as to the appropriate treatment of certain of the Company’s investments for U.S. federal income tax purposes. In particular, the U.S. federal income tax treatment of investments in debt securities that are rated below investment grade is uncertain in various respects.

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company will generally be taxable to shareholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned Shares of the Company. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her Shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her Shares, the excess will be treated by the shareholder as gain from a sale or exchange of the Shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Under applicable Treasury regulations, certain distributions reported by a Company as section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that a Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

Although dividends generally will be treated as distributed when paid, dividends declared in October, November or December, payable to shareholders of record on a specified date in one of those months, and paid during the following

January, will be treated as having been distributed by the Company (and received by shareholders) on December 31 of the year in which declared.

The Company does not expect to be treated as a “publicly offered regulated investment company.” For any period that the Company does not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If the Company is not a publicly offered RIC for any period, a non-corporate U.S. shareholder’s allocable portion of its affected expenses, including the management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. The ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income.

In general, the sale or other disposition of shares (except pursuant to a repurchase by the Company, as described below) will result in capital gain or loss to shareholders. A holder’s gain or loss generally will be a long-term capital gain or loss if the shares have been held for more than one year. Present law taxes both long- and short-term capital gains of corporations at the rates applicable to ordinary income. For non-corporate taxpayers, however, long-term capital gains are currently eligible for reduced rates of taxation. Losses realized by a holder on the sale or exchange of shares held for six months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts designated as undistributed capital gains) with respect to such shares. In addition, no loss will be allowed on the sale or other disposition of shares if the owner acquires (including pursuant to the Plan) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such case, the basis of the securities acquired will be adjusted to reflect the disallowed loss.

From time to time, the Company may offer to repurchase its outstanding Shares. Shareholders who tender all Shares held, or considered to be held, by them will be treated as having sold their Shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of its Shares or fewer than all Shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its Shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their Shares or fewer than all of whose Shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming Shares of the Company.

The Company may be required to withhold from all distributions and redemption proceeds payable to U.S. shareholders who fail to provide the Company with their correct taxpayer identification numbers or to make required certifications, or who have been notified by the Internal Revenue Service that they are subject to backup withholding. Certain shareholders specified in the Code generally are exempt from such backup withholding. This backup withholding is not an additional tax. Any amounts withheld may be refunded or credited against the shareholder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service.

If a shareholder (other than a partnership) is not a U.S. shareholder (other than such a shareholder whose ownership of Shares is effectively connected with a U.S. trade or business), certain dividends received by such shareholder from the Company may be subject to U.S. federal withholding tax. To the extent that Company distributions consist of ordinary dividends that are subject to withholding, the applicable withholding agent will generally be required to withhold U.S. federal income tax at the rate of 30% (or such lower rate as may be determined in accordance with any applicable treaty). However, dividends paid by the Company that are “interest-related dividends” or “short-term capital gain dividends” will generally be exempt from such withholding, in each case to the extent the Company properly reports such dividends to shareholders. For these purposes, interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. federal withholding tax at the source if they had been received directly by a non-U.S. shareholder, and that satisfy certain other requirements. No assurance can be given as to what percentage of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. In the case of stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if the Company reports the payment as an interest-related dividend or short-term capital gain dividend. To qualify for this exemption from withholding, a non-U.S. shareholder must comply with applicable certification requirements relating to its non-U.S. tax residency status

(including, in general, furnishing an IRS Form W-8BEN, IRS Form W-8BEN-E, IRS Form W-8ECI, IRS Form W-8IMY (and any required attachments) or IRS Form W-8EXP, or an acceptable substitute or successor form). In such a scenario, tax withheld by the intermediary would generally be refundable, but would require the non-U.S. shareholder to file a U.S. income tax return to claim the refund. Net capital gain dividends (that is, distributions of the excess of net long-term capital gain over net short-term capital loss) distributed by the Company to a non-U.S. shareholder will not be subject to U.S. federal withholding tax.

The Company may be required to withhold from distributions to a non-U.S. shareholder that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the non-U.S. shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% United States federal withholding tax may apply to any dividends that the Company pays to (i) a “foreign financial institution” (as specifically defined in the Code), whether such foreign financial institution is the beneficial owner or an intermediary, unless such foreign financial institution agrees to verify, report and disclose its United States “account” holders (as specifically defined in the Code) and meets certain other specified requirements or (ii) a non-financial foreign entity, whether such non-financial foreign entity is the beneficial owner or an intermediary, unless such entity provides a certification that the beneficial owner of the payment does not have any substantial United States owners or provides the name, address and taxpayer identification number of each such substantial United States owner and certain other specified requirements are met. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. In addition, foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. You should consult your own tax advisor regarding FATCA and whether it may be relevant to your ownership and disposition of Shares.

The foregoing tax discussion is for general information only. The provisions of the Code and regulations thereunder presently in effect as they directly govern the taxation of the Company and its shareholders are subject to change by legislative or administrative action, and any such change may be retroactive with respect to the Company’s transactions. The foregoing does not represent a detailed description of the U.S. federal income tax considerations relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax.

Shareholders are advised to consult with their own tax advisors for more detailed information concerning federal income tax matters.

Other Taxation

Shareholders may be subject to state, local and foreign taxes on their distributions from the Company. Shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

Change in Tax Laws

Each prospective investor should be aware that tax laws and regulations are changing on an ongoing basis, and such laws and/or regulations may be changed with retroactive effect. Moreover, the interpretation and/or application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. Uncertainty in the tax law may require the Company to accrue potential tax liabilities even in situations in which the Company and/or shareholders do not expect to be ultimately subject to such tax liabilities. In that regard, accounting standards and/or related tax reporting obligations may change, giving rise to additional accrual and/or other obligations.

Developments in the tax laws of the United States or other jurisdictions could have a material effect on the tax consequences to shareholder, to the Company, and/or the Company’s direct and indirect subsidiaries, and shareholders may be required to provide certain additional information to the Company (which may be provided to the IRS or other taxing authorities) and may be subject to other adverse consequences as a result of such change in tax laws. In the event of any such change in tax law, each shareholder is urged to consult its own advisors.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge from the EDGAR database on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.
Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.

•We are a relatively new company and have a limited operating history.

•Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process and if the Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

•Investing in our Common Shares involves a high degree of risk.

•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•An investment in our Common Shares will have limited liquidity.
•We are exposed to risks associated with changes in interest rates.
•We are subject to general credit risks.

•Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

•Although we expect to conduct periodic repurchase offers as determined by the Board in its sole discretion, there can be no assurance that repurchases will occur or that any Common Shares properly tendered will be repurchased by us.

•As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•A lack of liquidity in certain of our investments may adversely affect our business.

•There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.

•There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.

•Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•We are highly dependent on communications and information systems. System failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows and negatively affect our ability to make distributions to shareholders.

•Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

•When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

•Our Common Shares may be subject to certain restrictions on transferability.

•We may incur significant costs as a result of being an Exchange Act reporting company.

•We are subject to various regulations as a BDC.

•We may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

•We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

Risk of Limited Operating History. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. The Company is subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Investment and Market Risk. An investment in the Company involves a considerable amount of risk. Before making an investment decision, a prospective investor should (i) consider the suitability of this investment with respect to his or her investment objectives and personal situation and (ii) consider factors such as his or her personal net worth, income, age, risk tolerance and liquidity needs. The value of the loans and fixed-income instruments, short positions and other securities and derivative instruments owned by the Company will fluctuate, sometimes rapidly and unpredictably, and such investment is subject to investment risk, including the possible loss of the entire principal amount invested. At any point in time, an investment in Shares could be worth less than the original amount invested, even after taking into account distributions paid by the Company and the ability of shareholders to reinvest dividends.

The Company is materially affected by market, economic and political conditions and events, such as natural disasters, epidemics and pandemics, wars, supply chain disruptions, economic sanctions, globally and in the jurisdictions and sectors in which it invests or operates, including factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. For example, the conflict between Russia and Ukraine, the conflict between Hamas and Israel, rapid and unpredictable interest rate changes, heightened inflation, supply chain disruptions, geopolitical risks, economic sanctions, volatility in the banking and financial sectors as well as responses to government actions or interventions have disrupted global economies and financial markets, and their prolonged economic impact is uncertain. Market, economic and political conditions and events are outside the Adviser’s control and could adversely affect the Company’s operations and performance and the liquidity and value of the Company’s investments and reduce the ability of the Company to make attractive new investments.

Ongoing events in the subprime mortgage market and other areas of the fixed income markets have caused and can continue to cause significant dislocations, illiquidity and volatility in the leveraged loan and bond markets, as well as in the wider global financial markets. To the extent portfolio companies and other issuers of the Company’s portfolio investments participate in or have exposure to such markets, the results of their operations could be adversely affected. In addition, to the extent that such economic and market events and conditions reoccur, this would have a further adverse impact on the availability of credit to businesses generally. Global economic conditions could adversely impact the financial resources and credit quality of corporate and other borrowers in which the Company invests and result in the inability of such borrowers to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Company could suffer a partial or total loss of their investment in such borrowers, which would, in turn, have an adverse effect on the Company’s returns. Such economic and market events and conditions also could restrict the ability of the Company to sell or liquidate investments at favorable times or for favorable prices (although such events and conditions would not necessarily foreclose the Company’s ability to hold such investments until maturity). It is possible that the value of the Company’s investments will not generate expected current proceeds or appreciate as anticipated and could suffer a loss. Trends and historical events do not imply, forecast or predict future events and past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made or the beliefs and expectations currently held by the Adviser will prove correct, and actual events and circumstances can vary significantly.

The Company will, from time to time, be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution could cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and could adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts.

Illiquid and Long-Term Investments Risk. Investment in the Company requires a long-term commitment, with no certainty of return. A significant portion of the Company’s investments generally are in private, illiquid securities, which are typically subject to restrictions on resale. There can be no assurance that the Company will be able to generate returns for shareholders, that the returns will be commensurate with the risks of investing in the type of transactions and issuers described herein or that the Adviser’s methodology for evaluating risk-adjusted return profiles for investments will achieve its objective. In some cases, the Company will be legally, contractually or otherwise prohibited from selling certain investments for a period of time or otherwise be restricted from disposing of them, and illiquidity could also result from the absence of an established market for certain investments. The realizable value of an illiquid investment, at any given time, could be less than its intrinsic value. In addition, it is anticipated that certain types of investments made by the Company will require a substantial length of time to liquidate. As a result, from time to time, the Company will be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy.

The return of capital and the realization of gains, if any, from an investment by the Company generally will occur only upon the partial or complete repayment or disposition of such investment, as to which there can be no certainty. The Company’s investments are speculative in nature and there can be no assurance that current income received by the Company will be sufficient to service the Company’s debt or that any investor will receive a return of his or her invested capital or any distribution from the Company. While an investment can be sold or repaid at any time, this will occur typically a number of years after the investment is made, and investors should expect that they will not receive a return of their capital for a long period of time even if the Company’s investments prove successful.

Certain investments by the Company could be in securities that are or become publicly traded and are therefore subject to the risks inherent in investing in public companies (including new issues of securities). These factors are outside the Adviser’s control and could adversely affect the liquidity and value of the Company’s investments and reduce the ability of the Company to make attractive new investments. In addition, in some cases the Company could be prohibited by contract or other limitations from selling such securities for a period so that the Company is unable to take advantage of favorable market prices. The Company will likely not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment, as with investments in private companies. Furthermore, it can be expected from time to time that the Company will be limited in its ability to make investments, and to sell existing investments, in public or private companies because KKR could be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. Accordingly, there can be no assurance that the Company will be able to make investments in public companies that the Adviser otherwise deems appropriate or, if it does, as to the amount it will so invest. Moreover, the inability to sell investments in public or private companies in these circumstances could materially adversely affect the investment results of the Company. The Company also invests in 144A securities, which investment is likely to raise many of the same issues and risks discussed above. It is possible that the Adviser, in its sole discretion, will decline to receive material nonpublic information in respect of a public company in which the Company has invested that would otherwise be available to it to avoid being restricted from trading in securities issued by such public company or to avoid the Adviser or its affiliates being so restricted on behalf of other funds, vehicles or accounts sponsored, managed or advised by KKR or any of its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions.”

First Lien, Senior Secured Loans and Senior Secured Bonds Risk. Senior Loans hold the most senior position in the capital structure of a borrower. Senior Loans in most circumstances are fully collateralized by assets of the borrower. Thus, they are generally repaid before unsecured bank loans, corporate bonds, subordinated debt, trade creditors and preferred or common stockholders. Substantial increases in interest rates could cause an increase in loan defaults as borrowers might lack resources to meet higher debt service requirements. The value of the Company’s assets could also be affected by other uncertainties such as economic developments affecting the market for senior secured term loans or affecting borrowers generally. Moreover, the security for the Company’s investments in secured debt might not be recognized for a variety of reasons, including the failure to make required filings by lenders, trustees or other responsible parties and, as a result, the Company might not have priority over other creditors as anticipated.

Senior Loans usually include restrictive covenants, which must be maintained by the borrower. The Company will, from time to time, have an obligation with respect to certain senior secured term loan investments to make additional loans upon demand by the borrower. Such instruments, unlike certain bonds, usually do not have call protection. This means that such interests, although having a stated term, can be prepaid, often without penalty. The rate of such prepayments will be affected by, among other things, general business and economic conditions, as well as the financial status of the borrower. Prepayment would cause the actual duration of a Senior Loan to be shorter than its stated maturity.

Senior Loans typically are secured by pledges of collateral from the borrower in the form of tangible and intangible assets. In some instances, the Company invests in Senior Loans that are secured only by stock of the borrower or its subsidiaries or affiliates. The value of the collateral could decline below the principal amount of the senior secured term loans subsequent to an investment by the Company.

Senior Loans generally are not registered with the SEC or any state securities commission and are not listed on any national securities exchange. There is less readily available or reliable information about most Senior Loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market exists for some Senior Loans, and some Senior Loans are subject to restrictions on resale. A secondary market could be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which could impair the Company’s ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, at times, the Company will not be able to readily dispose of its Senior Loans at prices that approximate those at which the Company could sell such loans if they were more widely traded and, as a result of such illiquidity, the Company will, from time to time, have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of Senior Loans, the Company’s yield could be lower. See “Item 1A. Risk Factors - Below Investment Grade Instruments Risk.”

If legislation or government regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of Senior Loans for investment by the Company will be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

Subordinated and Unsecured or Partially Secured Loans Risk. The Company will, from time to time, invest in unsecured loans and secured subordinated loans, including second and lower lien loans. Second lien loans are generally second in line in terms of repayment priority. A second lien loan could have a claim on the same collateral pool as the first lien or it could be secured by a separate set of assets. Second lien loans generally give investors priority over general unsecured creditors in the event of an asset sale. The priority of the collateral claims of third or lower lien loans ranks below holders of second lien loans and so on. Such junior loans are subject to the same general risks inherent to any loan investment, including credit risk, market and liquidity risk and interest rate risk. Due to their lower place in the borrower’s capital structure and possible unsecured or partially secured status, such loans involve a higher degree of overall risk than Senior Loans of the same borrower.

Fixed-Income Instruments Risk. The Company invests in loans and other types of fixed-income instruments and securities. Such investments are secured, partially secured or unsecured, can be unrated and, whether or not rated, can have speculative characteristics. The market price of the Company’s investments changes in response to changes in interest rates and other factors. Generally, when interest rates rise, the values of fixed-income instruments fall and vice versa. In typical interest rate environments, the prices of longer-term fixed-income instruments generally fluctuate more than the prices of shorter-term fixed-income instruments as interest rates change. These risks are more pronounced in a changing interest rate environment. Most high yield investments pay a fixed rate of interest and are therefore vulnerable to inflation risk.

From time to time, the obligor of a fixed-income instrument will not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement. An obligor’s willingness and ability to pay interest or to repay principal due in a timely manner will be affected by, among other factors, its cash flow. Commercial bank lenders could be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements.

Interest Rate Risk. The Company’s investments expose the Company to interest rate risks, meaning that changes in prevailing market interest rates could negatively affect the value of such investments. Factors that can affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply, international disorders and instability in U.S. and non-U.S. financial markets. In addition, changes in fiscal, economic, monetary and other policies or measures have in the past, and may in the future, cause or exacerbate the risks associated with changing interest rates. The Company expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Adviser might not be able to manage this risk effectively. If the Adviser is unable to manage interest rate risk effectively, the Company’s performance could be adversely affected.

Credit Risk. The Company’s debt investments are subject to the risk of non-payment of scheduled interest or principal by the borrowers with respect to such investments. Such non-payment would likely result in a reduction of income to the Company and a reduction in the value of the debt investments experiencing non-payment.

The Company will, from time to time, invest in investments that the Adviser believes are secured by specific collateral, the value of which exceeds the principal amount of the investments at the time of initial investment. There can be no assurance, though, that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment or that such collateral could be readily liquidated. In addition, in the event of bankruptcy of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing an investment. Under certain circumstances, collateral securing an investment will be released without the consent of the Company. The Company, from time to time, also invests in high yield instruments and other unsecured investments, each of which involves a higher degree of risk than Senior Loans. The Company’s right to payment and its security interest, if any, could be subordinated to the payment rights and security interests of more senior creditors. Certain of these investments will have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In this case, a portfolio company’s ability to repay the principal of an investment could be dependent upon a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or an economic downturn. As a result, companies that the Company expected to be stable could operate, or expect to operate, at a loss or have significant variations in operating results, could require substantial additional capital to support their operations or maintain their competitive position or could otherwise have a weak financial condition or be experiencing financial distress.

Risk of Investments in Companies in Regulated Industries. Certain industries are heavily regulated. To the extent that the Company makes investments in industries that are subject to greater amounts of regulation than other industries generally, these portfolio companies would pose additional risks relative to investments in other companies. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. Portfolio companies also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such issuer. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments could be influenced by political considerations and make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies could have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such issuer’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any such portfolio company’s collective bargaining agreements, it could be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities could be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally could bring scrutiny and attention to the Company itself, which could adversely affect the Company’s ability to implement its investment objective.

Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments. To the extent that the Company invests in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of the Company’s income, the Company will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;

•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and

•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Prepayment Risk. Prepayment risk occurs when a debt investment held by the Company can be repaid in whole or in part prior to its maturity. The amount of pre-payable obligations in which the Company invests from time to time will be affected by general business conditions, market interest rates, borrowers’ financial conditions and competitive conditions among lenders. In a period of declining interest rates, borrowers are more likely to prepay investments more quickly than anticipated, reducing the yield to maturity and the average life of the relevant investment. Moreover, when the Company reinvests the proceeds of a prepayment in these circumstances, it will likely receive a rate of interest that is lower than the rate on the security that was prepaid. To the extent that the Company purchases the relevant investment at a premium, prepayments could result in a loss to the extent of the premium paid. If the Company buys such investments at a discount, both scheduled payments and unscheduled prepayments will increase current and total returns and unscheduled prepayments will also accelerate the recognition of income which could be taxable as ordinary income to shareholders. In a period of rising interest rates, prepayments of investments could occur at a slower than expected rate, creating maturity extension risk. This particular risk could effectively change an investment that was considered short- or intermediate-term at the time of purchase into a longer-term investment. Because the value of longer-term investments generally fluctuates more widely in response to changes in interest rates than shorter-term investments, maturity extension risk could increase the volatility of the Company. When interest rates decline, the value of an investment with prepayment features might not increase as much as that of other fixed-income instruments, and, as noted above, changes in market rates of interest could accelerate or delay prepayments and thus affect maturities.

Traded Credit Strategy Risk. If there is a downturn or other loss in value in respect of the traded credit strategy, it is possible that the Adviser will not be able to execute the strategy effectively, including that the Company could realize a loss and have less capital to deploy into the Company’s primary investment opportunities. The Company may also be forced to sell or otherwise dispose of traded credit instruments at inopportune times or prices in order to meet applicable investment guidelines from time to time.

Derivatives Risk. The Company’s derivative investments have risks similar to its underlying asset and may have additional risks, including the imperfect correlation between the value of such instruments and the underlying asset, rate or index, which creates the possibility that the loss on such instruments will be greater than the gain in the value of the underlying asset, rate or index in the Company’s portfolio; the loss of principal, including the potential loss of amounts greater than the initial amount invested in the derivative instrument; the possible default of the other party to the transaction; illiquidity of the derivative investments; risks arising from margin and settlement obligation requirements; and risks arising from mispricing or valuation complexity. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, the Company could experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If the Company is owed this fair market value in the termination of the derivative contract and its claim is unsecured, the Company will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain derivatives may give rise to a form of leverage, which magnifies the potential for gain and the risk of loss.

The counterparty risk for cleared derivative transactions is generally lower than for uncleared OTC derivatives because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Company. Exchange trading will generally increase market transparency and liquidity but could cause the Company to incur increased expenses. In addition, depending on the size of the Company and other factors, the margin required under the rules of a clearing house and by a clearing member could be in excess of the collateral required to be posted by the Company to support its obligations under a similar OTC derivative transaction. However, the CFTC and other applicable regulators have adopted rules imposing certain margin requirements, including minimums, on uncleared OTC derivative transactions which could result in the Company and its counterparties posting higher margin amounts for uncleared OTC derivative transactions.

Certain of the derivative investments in which the Company invests will, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Adviser to predict pertinent market movements, which cannot be assured. In addition, amounts paid by the Company as premiums and cash or other assets held in margin accounts with respect to the Company’s derivative investments would not be available to the Company for other investment purposes, which could result in lost opportunities for gain.

OTC derivatives generally are more difficult to purchase, sell or value than other investments. Although both OTC and exchange-traded derivatives markets can experience a lack of liquidity, OTC non-standardized derivative transactions are generally less liquid than exchange-traded instruments. The illiquidity of the derivatives markets can be due to various factors, including congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, and technical and operational or system failures. In addition, the liquidity of a secondary market in an exchange-traded derivative contract could be adversely affected by “daily price fluctuation limits” established by the exchanges which limit the amount of fluctuation in an exchange-traded contract price during a single trading day. Once the daily limit has been reached in the contract, no trades may be entered into at a price beyond the limit, thus preventing the liquidation of open positions. Prices have in the past moved beyond the daily limit on a number of consecutive trading days. If it is not possible to close an open derivative position entered into by the Company, the Company would continue to be required to make cash payments of variation (or mark-to-market) margin in the event of adverse price movements. In such a situation, if the Company has insufficient cash, it could have to sell portfolio securities to meet settlement obligation and variation margin requirements at a time when it is disadvantageous to do so. The absence of liquidity generally would also make it more difficult for the Company to ascertain a market value for such instruments. The inability to close derivatives transactions positions also could have an adverse impact on the Company’s ability to effectively hedge its portfolio. OTC derivatives that are not cleared are also subject to counterparty risk, which is the risk that the other party to the contract will not fulfill its contractual obligation to complete the transaction with the Company. If a counterparty were to default on its obligations, the Company’s contractual remedies against such counterparty could be subject to bankruptcy and insolvency laws, which could affect the Company’s rights as a creditor (e.g., the Company might not receive the net amount of payments that it is contractually entitled to receive). In addition, the use of certain derivatives could cause the Company to realize higher amounts of income or short-term capital gains (generally taxed at ordinary income tax rates).

Derivatives transactions also are subject to operational risk, including from documentation issues, settlement issues, system failures, inadequate controls, and human error, and legal risk, including risk of insufficient documentation, insufficient capacity or authority of a counterparty, or legality or enforceability of a contract.

The derivatives markets have become subject to comprehensive statutes, regulations and margin requirements. In particular, in the United States the Dodd-Frank Act regulates the OTC derivatives market by, among other things, requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Rulemaking proposed or implemented under the

Dodd-Frank Act could potentially limit or completely restrict the ability of the Company to use these instruments as a part of its investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which the Company engages in derivative transactions could also prevent the Company from using these instruments or affect the pricing or other factors relating to these instruments, or could change availability of certain investments.

Regulation of the derivatives market presents additional risks to the Company and may limit the ability of the Company to use, and the availability or performance, of such instruments. For instance, under Rule 18f-4, a fund’s derivatives exposure is limited through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. However, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. Rule 18f-4 could limit the Company’s ability to engage in certain derivatives and other transactions and/or increase the costs of the Company’s investments and the costs of doing business.

The Company’s investments in regulated derivatives instruments, such as swaps, futures, forwards and options, will be subject to maximum position limits established by the CFTC and U.S. and foreign futures exchanges. Under the exchange rules all accounts owned or managed by advisers, such as the Adviser, their principals and affiliates would be combined for position limit purposes. In order to comply with the position limits established by the CFTC and the relevant exchanges, the Adviser could in the future reduce the size of positions that would otherwise be taken for the Company or not trade in certain markets on behalf of the Company in order to avoid exceeding such limits. A violation of position limits by the Adviser could lead to regulatory action resulting in mandatory liquidation of certain positions held by the Adviser on behalf of the Company. In addition, in October 2020, the CFTC adopted amendments to its position limits rules that establish certain new and amended position limits for 25 specified physical commodity futures and related options contracts traded on exchanges, other futures contracts and related options directly or indirectly linked to such 25 specified contracts, and any OTC transactions that are economically equivalent to the 25 specified contracts. The Adviser will need to consider whether the exposure created under these contracts might exceed the new and amended limits in anticipation of the applicable compliance dates, and the limits may constrain the ability of the Company to use such contracts. The amendments also modify the bona fide hedging exemption for which certain swap dealers are currently eligible, which could limit the amount of speculative OTC transaction capacity each such swap dealer would have available for the Company prior to the applicable compliance date. There can be no assurance that the Adviser will liquidate positions held on behalf of all the Adviser’s accounts in a proportionate manner or at favorable prices, which could result in substantial losses to the Company. Such policies could affect the nature and extent of derivatives use by the Company.

Repurchase Agreements Risk. Subject to its investment objective and policies, the Company will, from time to time, invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future. The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (i) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (ii) possible lack of access to income on the underlying security during this period; and (iii) expenses of enforcing its rights. In addition, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally seeks to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

Reverse Repurchase Agreements and Dollar Rolls Risk. The use of reverse repurchase agreements and dollar rolls involve many of the same risks involved in the use of leverage, as the proceeds from reverse repurchase agreements and dollar rolls generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement or dollar roll will decline below the price of the securities that the Company has sold but remains obligated to repurchase. In addition, there is a risk that the market value of the securities retained by the Company will decline. If the buyer of securities under a reverse repurchase agreement or dollar roll were to file for bankruptcy or experience insolvency, the Company could be adversely affected. Also, in entering into reverse repurchase agreements, the Company would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements and dollar roll transactions, the Company’s NAV will decline, and, in some cases, the Company could be worse off than if it had not used such instruments.

Swap Risk. The Company, from time to time, also invests in credit default swaps, total return swaps, interest rate swaps and other types of swaps. Such transactions are subject to market risk, leverage risk, liquidity risk, risk of default by the other party to the transaction, known as “counterparty risk,” regulatory risk, operational risk, legal risk, and risk of imperfect correlation between the value of such instruments and the underlying assets and could involve commissions or other costs. See “Item 1A. Risk Factors – Derivatives Risk.” The Company may pay fees or incur costs each time it enters into, amends or terminates a swap agreement. When buying protection under a credit default swap, the risk of market loss with respect to the swap generally is limited to the net amount of payments that the Company is contractually obligated to make. However, when selling protection under a swap, the risk of loss is often the notional value of the underlying asset, which can result in a loss substantially greater than the amount invested in the swap itself. As a seller, the Company would be incurring a form of leverage.

The Dodd-Frank Act and related regulatory developments ultimately will require the clearing and exchange-trading of many OTC derivative instruments that the CFTC and SEC defined as “swaps.” Mandatory exchange-trading and clearing will occur on a phased-in basis based on the type of market participant and CFTC determination of contracts for central clearing. The Adviser will continue to monitor these developments, particularly to the extent regulatory changes affect the Company’s ability to enter into swap agreements.

The swap market has matured in recent years with a large number of banks and investment banking firms acting both as principals and as agents utilizing standardized swap documentation. As a result, the swap market has become relatively liquid; however there is no guarantee that the swap market will continue to provide liquidity, and it could be subject to liquidity risk, which exists when a particular swap is difficult to purchase or sell. The absence of liquidity could also make it more difficult for the Company to ascertain a market value for such instruments. The inability to close derivative positions also could have an adverse impact on the Company’s ability to effectively hedge its portfolio. If the Adviser is incorrect in its forecasts of market values, interest rates or currency exchange rates, the investment performance of the Company may be less favorable than it would have been if these investment techniques were not used. In a total return swap, the Company pays the counterparty a floating short-term interest rate and receives in exchange the total return of underlying loans or debt securities. The Company bears the risk of default on the underlying loans or debt securities, based on the notional amount of the swap and, therefore, incurs a form of leverage. The Company would typically have to post collateral to cover this potential obligation.

Options and Futures Risk. The Company will, from time to time, use options and futures contracts and so-called “synthetic” options or other derivatives written by broker-dealers or other permissible financial intermediaries. Options transactions can be effected on securities exchanges or in the OTC market. When options are purchased OTC, the Company’s portfolio bears the risk that the counterparty that wrote the option will be unable or unwilling to perform its obligations under the option contract. Options can also be illiquid, and in such cases, the Company could have difficulty closing out its position. OTC options can also include options on baskets of specific securities. Options and futures also are subject to derivatives risks more generally. See “Item 1A. Risk Factors – Derivatives Risk.”

The Company will, from time to time, purchase call and put options on specific securities and write and sell covered or uncovered call and put options for hedging purposes in pursuing its investment objective. A put option gives the purchaser of the option the right to sell, and obligates the writer to buy, the underlying security at a stated exercise price, typically at any time prior to the expiration of the option for American options or only at expiration for European options. A call option gives the purchaser of the option the right to buy, and obligates the writer to sell, the underlying security at a stated exercise price, typically at any time prior to the expiration of the option. A covered call option is a call option with respect to which the seller of the option owns the underlying security. The sale of such an option exposes the seller during the term of the option to possible loss of opportunity to realize appreciation in the market price of the underlying security or to possible continued holding of a security that might otherwise have been sold to protect against depreciation in the market price of the security.

The Company might close out a position when writing options by purchasing an option on the same underlying security with the same exercise price and expiration date as the option that it has previously written on the security. In such a case, the Company will realize a profit or loss if the amount paid to purchase an option is less or more than the amount received from the sale of the option.

Engaging in transactions in futures contracts and options involves risk of loss to the Company. No assurance can be given that a liquid market will exist for any particular futures contract or option at any particular time. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading can be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, preventing prompt liquidation of futures positions and potentially subjecting the Company to substantial losses.

A market could become unavailable if one or more exchanges were to stop trading options or it could become unavailable with respect to options on a particular underlying security if the exchanges stopped trading options on that security. In addition, a market could become temporarily unavailable if unusual events (e.g., volume exceeds clearing capability) were to interrupt normal exchange operations. If an options market were to become illiquid or otherwise unavailable, an option holder would be able to realize profits or limit losses only by exercising and an options seller or writer would remain obligated until it is assigned an exercise or until the option expires.

If trading is interrupted in an underlying security, the trading of options on that security is usually halted as well. Holders and writers of options will then be unable to close out their positions until options trading resumes, and they could be faced with considerable losses if the security reopens at a substantially different price. Even if options trading is halted, holders of options will generally be able to exercise them. However, if trading has also been halted in the underlying security, option holders face the risk of exercising options without knowing the security’s current market value. If exercises do occur when trading of the underlying security is halted, the party required to deliver the underlying security could be unable to obtain it, which could necessitate a postponed settlement and/or the fixing of cash settlement prices.

Counterparty and Prime Brokerage Risk. Certain Company investments will be exposed to the credit risk of the counterparties with which, or the dealers, brokers and exchanges through which, the Company deals, whether in exchange-traded or OTC transactions. Changes in the credit quality of the companies that serve as the Company’s prime brokers or counterparties with respect to derivatives or other transactions supported by another party’s credit will affect the value of those instruments. Certain entities that have served as prime brokers or counterparties in the markets for these transactions have recently incurred significant financial hardships including bankruptcy and losses as a result of exposure to sub-prime mortgages and other lower quality credit investments that have experienced recent defaults or otherwise suffered extreme credit deterioration. As a result, such hardships have reduced such entities’ capital and called into question their continued ability to perform their obligations under such transactions. By using derivatives, swaps or other transactions, the Company assumes the risk that its counterparties could experience similar financial hardships.

The Company will be subject to the risk of loss of Company assets on deposit or being settled or cleared with a broker in the event of the broker’s bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Company, the bankruptcy of an exchange clearing house or the bankruptcy of any other counterparty. If a prime broker or counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, the Company could experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding; if the Company’s claim is unsecured, the Company will be treated as a general creditor of such prime broker or counterparty and will not have any claim with respect to the underlying security. In the case of any such bankruptcy, the Company might recover, even in respect of property specifically traceable to the Company, only a pro rata share of all property available for distribution to all of the counterparty’s customers and counterparties. Such an amount could be less than the amounts owed to the Company. It is possible that the Company will obtain only a limited recovery or no recovery in such circumstances. Such events would have an adverse effect on the NAV of the Company. Certain counterparties have general custody of, or title to, the Company’s assets (including, without limitation, the custodian). The failure of any such counterparty could result in adverse consequences to the NAV of the Company.

Lender Liability Risk. A number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of its investments, the Company will, from time to time, be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower; (ii) engages in other inequitable conduct to the detriment of such other creditors; (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors; or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court might elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.”

Because affiliates of, or persons related to, the Adviser will, at times, hold equity or other interests in obligors of the Company, the Company could be exposed to claims for equitable subordination or lender liability or both based on such equity or other holdings.

Risk of Borrower Fraud; Covenant-Lite Loans; Breach of Covenant. The Company seeks to obtain structural, covenant and other contractual protections with respect to the terms of its investments as determined appropriate under the circumstances. There can be no assurance that such attempts to provide downside protection with respect to its investments will achieve their desired effect and potential investors should regard an investment in the Company as being speculative and having a high degree of risk. Some of the loans that the Company originates or acquires could be “covenant-lite” loans, which possess fewer covenants that protect lenders than other loans or no such covenants whatsoever. Investments in covenant-lite loans will be particularly sensitive to the risks associated with loan investments. The Company can invest without limit in covenant-lite loans. Of paramount concern in originating or acquiring the financing contemplated by the Company is the possibility of material misrepresentation or omission on the part of borrower or other credit support providers or breach of covenant by such parties. Such inaccuracy or incompleteness or breach of covenants could adversely affect the valuation of the collateral underlying the loans or the ability of the Company to perfect or effectuate a lien on the collateral securing the loan or otherwise realize on the investment. The Company relies upon the accuracy and completeness of representations made by borrowers to the extent reasonable but cannot guarantee such accuracy or completeness.

Below Investment Grade Instruments Risk. The Company may invest without limit in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. Below investment grade securities (sometimes referred to as “junk” securities) could be considered speculative investments. Such securities and instruments are generally not exchange-traded and, as a result, trade in the OTC marketplace, which is less transparent than the exchange-traded marketplace. Investments in high yield instruments create exposure to a substantial degree of credit risk and interest rate risk. The market values of certain of these lower-rated and unrated debt investments could reflect individual corporate developments to a greater extent and tend to be more sensitive to economic conditions than those of higher-rated investments, which react primarily to fluctuations in the general level of interest rates. Companies that issue such securities are often highly leveraged and might not have available to them more traditional methods of financing. General economic recession or a major decline in the demand for products and services in which the borrower operates would likely have a materially adverse impact on the value of such securities and the ability of the issuers of such securities to repay principal and interest thereon, thereby increasing the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, could also decrease the value and liquidity of these high yield debt investments.

Rating Agency Risk. Ratings agencies such as S&P, Fitch, Moody's or other NRSROs provide ratings on debt securities based on their analyses of information they deem relevant. Ratings are opinions or judgments of the credit quality of an issuer and may prove to be inaccurate. In addition, there may be a delay between events or circumstances adversely affecting the ability of an issuer to pay interest and/or repay principal and an NRSRO's decision to downgrade a security. Further, a rating agency may have a conflict of interest with respect to a security for which it assigns a particular rating if, for example, the issuer or sponsor of the security pays the rating agency for the analysis of its security, which could affect the reliability of the rating.

Because such credit ratings of the ratings agencies may not always reflect current conditions and events, the Adviser may supplement such credit ratings with its own independent and ongoing review of credit quality. Because of this, the Company’s performance may depend in part on the Adviser’s own credit analysis.

Stressed and Distressed Investments Risk. The Company may, from time to time, invest in securities and other obligations of companies that are in significant financial or business distress, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although such investments could result in significant returns for the Company, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful investment in distressed assets is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s investments or the prospects for a successful reorganization or similar action in respect of any company. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company could lose its entire investment, could be required to accept cash or securities with a value less than the Company’s original investment and/or could be required to accept payment over an extended period of time. Troubled company investments and other distressed asset-based investments require active monitoring.

Risk of Investments in Highly Leveraged Companies. The Company’s investments are expected to include investments in issuers whose capital structures have significant leverage (including substantial leverage senior to the Company’s investments, a considerable portion of which could be secured and/or could be at floating interest rates). Such investments are inherently more sensitive to declines in revenues, competitive pressures and increases in expenses and interest rates. The leveraged capital structure of such issuers will increase their exposure to adverse economic factors, such as downturns in the economy or deterioration in the condition of the issuers or their industries, and such companies could be subject to restrictive financial and operating covenants in more senior debt instruments and contracts that adversely impact the Company’s investments. This leverage could result in more serious adverse consequences to such companies (including their overall profitability or solvency) in the event these factors or events occur than would be the case for less leveraged companies. If an issuer of the Company’s portfolio investments cannot generate adequate cash flow to meet debt obligations, the issuer could default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the company’s capital structure or liquidation of the company. Furthermore, to the extent issuers in which the Company is invested have become insolvent, the Company could determine, in cooperation with other debtholders or on its own, to engage, at the Company’s expense, in whole or in part, counsel and other advisors in connection therewith. In addition to leverage in the capital structure of the issuer, the Company can incur leverage. See “Item 1A. Risk Factors - Leverage Risk.”

Risk of Distressed Debt, Litigation, Bankruptcy and Other Proceedings. The Company will, from time to time, be invested in debt securities and other obligations of companies that are experiencing significant financial or business distress. Investments in distressed securities involve a material risk of involving the Company in a related litigation. Such litigation can be time-consuming and expensive and can frequently lead to unpredicted delays or losses. Litigation expenses, including payments pursuant to settlements or judgments, generally will be borne by the Company.

From time to time, the Adviser will make investments for the Company in companies involved in bankruptcy proceedings. There are a number of significant risks when investing in companies involved in bankruptcy proceedings, and many events in a bankruptcy are the product of contested matters and adversary proceedings which are beyond the control of the creditors. A bankruptcy filing could have adverse and permanent effects on a company. Further, if the proceeding is converted to a liquidation, the liquidation value of the company might not equal the liquidation value that was believed to exist at the time of the investment. In addition, the duration of a bankruptcy proceeding is difficult to predict. A creditor’s return on investment can be impacted adversely by delays while the plan of reorganization is being negotiated, approved by the creditors and confirmed by the bankruptcy court, and until it ultimately becomes effective. Certain claims, such as claims for taxes, wages and certain trade claims, could have priority by law over the claims of certain creditors and administrative costs in connection with a bankruptcy proceeding are frequently high and will be paid out of the debtor’s estate prior to any return to creditors.

Certain investments of the Company could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to such investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require the Company to repay any amounts received by it with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, the Company might not receive any repayment on the debt obligations.

Under certain circumstances, payments to the Company could be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings could be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

Under the Bankruptcy Code, a lender that has inappropriately exercised control of the management and policies of a company that is a debtor under the Bankruptcy Code could have its claims against the company subordinated or disallowed or could be found liable for damages suffered by parties as a result of such actions. Such claims could also be disallowed or subordinated to the claims of other creditors if the lender (e.g., the Company) (i) is found to have engaged in other inequitable conduct resulting in harm to other parties, (ii) intentionally takes action that results in the undercapitalization of a borrower, (iii) engages in fraud with respect to, or makes misrepresentations to other creditors, or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of other creditors of such borrower. The lender’s investment could also be recharacterized or treated as equity if it is deemed to be a contribution to capital, or if the lender attempts to control the outcome of the business affairs of a company prior to its filing under the Bankruptcy Code. While the Company attempts to avoid taking the types of action that would lead to the subordination, disallowance and liability described above, there can be no assurance that such claims will not be asserted or that the Company will be able successfully to defend against them.

From time to time, the Company seeks to place its representatives on the boards of certain companies in which the Company has invested. The Company could also invest in companies in which KKR and/or other KKR clients or accounts will have representatives on the boards of such companies. While such representation could enable the Company to enhance the sale value of its debt investments in a company, such involvement (and/or an equity stake by the Company, KKR or other KKR clients or accounts in such company) could also prevent the Company from freely disposing of its debt investments and could subject the Company to additional liability or result in recharacterization of the Company’s debt investments as equity. The Company attempts to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such companies, but the exercise of such rights could produce adverse consequences in particular situations.

Insofar as the Company’s portfolio includes obligations of non-U.S. obligors, the laws of certain foreign jurisdictions could provide for avoidance remedies under factual circumstances similar to those described above or under different circumstances, with consequences that might or might not be analogous to those described above under U.S. federal or state laws. Changes in bankruptcy laws (including U.S. federal and state laws and applicable non-U.S. laws) could adversely impact the Company’s securities.

Convertible Securities Risk. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that can be converted into or exchanged for a specified amount of common stock of the same or a different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities; (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics; and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors also could have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income instrument. Generally, the amount of the premium decreases as the convertible security approaches maturity. Although under normal market conditions longer-term convertible debt securities have greater yields than do shorter-term convertible debt securities of similar quality, they are subject to greater price fluctuations.

Risk of Non-Controlling Equity Investments; Investments in Equity Securities; Investments and Joint Ventures with Third Parties. While the Company intends to invest primarily in debt investments, it will, from time to time, also make non-controlling equity investments and investments in equity and equity-linked securities. The value of equity securities, including common stock, preferred stock and convertible stock, will fluctuate in response to factors affecting the particular company, as well as broader market and economic conditions. Prices of equity securities fluctuate for many reasons, including changes in investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuer occur. Moreover, in the event of a company’s bankruptcy, claims of certain creditors, including bondholders, will have priority over claims of common stockholders and are likely to have varying types of priority over holders of preferred and convertible stock. These risks could increase fluctuations in the Company’s NAV. If the Company’s investments in equity securities are incidental to the Company’s investments in loans or fixed-income instruments, the Company frequently could possess material non-public information about a borrower or issuer as a result of its ownership of a loan or fixed-income instrument of a borrower or issuer. Because of prohibitions on trading in securities while in possession of material non-public information, the Company might be unable to enter into a transaction in a security of the borrower or issuer when it would otherwise be advantageous to do so.

The Company also could be exposed to risks that issuers will not fulfill contractual obligations such as, in the case of convertible instruments or private placements, delivering marketable common stock upon conversions of convertible instruments and registering restricted securities for public resale. With respect to non-controlling equity investments, the Company could have a limited ability to protect its position in such investments.

From time to time, the Company will also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. As a co-investor, the Company could have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although the Company might not have full control over these investments and, therefore, could have a limited ability to protect its position therein, the Adviser expects that appropriate rights will be negotiated to protect the Company’s interests. Nevertheless, such investments can involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer could have financial difficulties resulting in a negative impact on such investment, could have economic or business interests or goals which are inconsistent with those of the Company, or could be in a position to take (or block) action in a manner contrary to the Company’s investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers could opt to liquidate an investment at a time during which such liquidation is not optimal for the Company. In addition, the Company could in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties could receive compensation arrangements relating to such investments, including incentive compensation arrangements.

U.S. Government Debt Securities Risk. U.S. government debt securities generally do not involve the credit risks associated with investments in other types of debt securities, although, as a result, the yields available from U.S. government debt securities are generally lower than the yields available from other securities. Like other debt securities, however, the values of U.S. government securities change as interest rates fluctuate. Fluctuations in the value of portfolio securities will not affect interest income on existing portfolio securities but will be reflected in the Company’s NAV. Since the magnitude of these fluctuations will generally be greater at times when the Company’s average maturity is longer, under certain market conditions the Company will for temporary defensive purposes, accept lower current income from short-term investments rather than investing in higher yielding long-term securities. In 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship. As conservator, FHFA succeeded to all rights, titles, powers and privileges of Fannie Mae and Freddie Mac and of any stockholder, officer or director of Fannie Mae and Freddie Mac and the assets of Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are continuing to operate as going concerns while in conservatorship and each remains liable for all of its respective obligations, including guaranty obligations, associated with its mortgage-backed securities. There is no assurance that the obligations of such entities will be satisfied in full, or that such obligations will not lose value or default. Any Company investments issued by Federal Home Loan Banks and Fannie Mae could ultimately lose value.

LIBOR Replacement Risk and Floating Rate Benchmark Risk. The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of LIBOR settings has ceased, and regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. As a result of legislative mechanisms and industry-wide efforts to replace LIBOR with alternative floating-rate benchmarks, LIBOR has been replaced in many loans, notes, derivatives and other instruments or investments. Certain instruments in which the Company invests may continue to pay interest at floating rates based on synthetic LIBOR or are subject to interest caps or floors based on synthetic LIBOR. The Company and/or certain issuers of instruments in which the Company invests may have also obtained financing at floating rates which continue to be based on synthetic LIBOR. Certain derivative instruments utilized by the Company and/or issuers of instruments in which the Company invests may also continue to reference synthetic LIBOR. It is possible that the Company will also utilize leverage or borrowings primarily based on synthetic LIBOR. As a result, synthetic LIBOR may be relevant to, and directly affect, the Company’s performance.

While some instruments contemplated a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments had such provisions. Instruments that included robust fallback provisions to facilitate the transition from LIBOR to an alternative floating rate benchmark may have also included adjustments that do not adequately compensate the holder for the different characteristics of the alternative reference rate. The result may be that the fallback provision resulted in a value transfer from one party to the instrument to the counterparty. Additionally, because such provisions may differ across instruments (e.g., hedges versus cash positions hedged), LIBOR’s replacement may give rise to basis risk and render hedges less effective. In many cases, in the event that an instrument falls back to an alternative floating rate benchmark, including the Secured Overnight Financing Rate (“SOFR”) or any reference rate based on SOFR, the alternative reference rate will not perform the same as LIBOR because the alternative reference rates do not include a credit sensitive component in the calculation of the rate. SOFR is based on a secured lending markets in U.S. government securities and does not reflect credit risk in the inter-bank lending market in the way that LIBOR did.

Although the transition process away from LIBOR has become generally well-defined, there remains uncertainty regarding the nature of alternative floating rate benchmarks, the continued utilization of synthetic LIBOR and the remaining work to be done in connection with the LIBOR transition. LIBOR’s replacement could lead to significant short-term and long-term uncertainty and market instability. Developments around LIBOR’s replacement or the adoption of alternative floating rate benchmarks, including SOFR and reference rates based on SOFR, could negatively impact financial markets in general and present heightened risks, including with respect to the Company’s investments. No single alternative floating rate benchmark has replaced LIBOR and neither synthetic LIBOR nor any alternative floating rate benchmarks (including SOFR and reference rates based on SOFR) perform in the same way that LIBOR did, which may further impact the Company’s investments. As a result of this uncertainty and developments relating to the transition process, the Company and its investments may be adversely affected.

Sustainability Risks The Adviser will assess sustainability-related risks on an investment-by-investment basis. The likely impacts of sustainability-related risks on the returns of the Company will depend on the Company’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks. The nature and scope of the Adviser’s sustainability-related diligence, if any, will vary depending on the investment opportunity but may include a review of, among other things, environmental management, social management, sponsor reputation, financial controls, committed management, organizational structure and litigation issues. The negative impacts of sustainability-related risks on the Company may be mitigated by the Adviser’s approach to integrating sustainability-related risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability-related risks from materializing in respect of the Company.

The likely impact on the returns of the Company from an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.

The sustainability information used to evaluate sustainability-related risks may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial sustainability criteria means a wide variety of outcomes are possible. The data may not adequately address significant sustainability factors. The risk analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited. Selecting and evaluating sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. Further, sustainability considerations are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Adviser may not accurately or fully anticipate such evolution.

Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.

Legal and Regulatory Risk. Legal and regulatory changes could occur that would materially adversely affect the Company. The regulation of the U.S. and non-U.S. securities and futures markets and investment funds such as the Company has undergone substantial change in recent years, and such change could continue.

For example, the Dodd-Frank Act contains changes to the existing regulatory structure in the United States and is intended to establish rigorous oversight standards to protect the U.S. economy and American consumers, investors and businesses, including provisions that would significantly alter the regulation of commodity interests and comprehensively regulate the OTC derivatives markets for the first time in the United States. The Dodd-Frank Act and the rules that have been or will be promulgated thereunder by relevant regulators could negatively impact the ability of the Company to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. The implementation of the Dodd-Frank Act will occur over a period of time, and it is unknown in what form, when and in what order significant regulatory initiatives will be implemented or the impact any such implemented regulations will have on the Company, the markets or instruments in which the Company invests or the counterparties with which the Company conducts business. The effect of the Dodd-Frank Act or other regulatory change on the Company, while impossible to predict, could be substantial, adverse and potentially limit or completely restrict the ability of the Company to implement its investment strategy or increase the costs of using certain instruments or make them less effective. In addition, the practice of short selling has been the subject of numerous temporary restrictions, and similar restrictions could be promulgated at any time. Such restrictions could adversely affect the returns of the Company.

Event Driven Investing Risk. The Company will, from time to time, invest in companies in expectation of a specific event or catalyst, which could be external (e.g., a macro event impacting relevant markets) or an event that is idiosyncratic to the company (e.g., a future capital markets event). Such event-driven investing requires the investor to make predictions about (i) the likelihood that an event will occur and (ii) the impact such event will have on the value of the Company’s investment in the relevant company. If the event fails to occur or it does not have the effect foreseen, losses can result. For example, the adoption of new business strategies or completion of asset dispositions or debt reduction programs by a company might not be valued as highly by the market as the Adviser had anticipated, resulting in losses. In addition, a company could announce a plan of restructuring which promises to enhance value and fail to implement it, resulting in losses to investors. In liquidations and other forms of corporate reorganization, the risk exists that the reorganization either will be unsuccessful, will be delayed or will result in a distribution of cash or a new security, the value of which will be less than the purchase price to the Company of the investment in respect of which such distribution was made.

Valuation Risk. The valuation of the Company’s investments generally carries more risk than that of common stock. Uncertainties in the conditions of the financial markets, unreliable reference data, lack of transparency and inconsistency of valuation models and processes could lead to inaccurate asset pricing. In addition, other market participants may value securities differently than the Company. As a result, the Company will, from time to time, be subject to the risk that when an investment is sold in the market, the amount received by the Company is less than the value of such investment carried on the Company’s books. In addition, when an investor purchases or tenders Shares, the investor may receive fewer or more Shares or lower or higher tender proceeds than they would have received if the instruments had not been fair valued or if the Company had employed an alternative valuation method. It is expected that most of the Company’s investments will not have readily available market quotations, which will require the Company to fair value, in accordance with the Company’s valuation policies, such investments on the valuation date. Fair value pricing is based on subjective judgments. In addition, the Company may engage third-party valuation agents to assist in valuing certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation agent may take into account the Adviser’s input even where such input may not be accurate or the determination thereof involved a conflict of interest.

Liquidity Risk. The Company intends to invest without limit in securities that, at the time of investment, are illiquid. The Company, from time to time, also invests in restricted securities. Investments in restricted securities could have the effect of increasing the amount of the Company’s assets invested in illiquid securities if qualified institutional buyers are unwilling to purchase these securities.

Illiquid and restricted securities can be difficult to dispose of at a fair price at the times when the Company believes it is desirable to do so. The market price of illiquid and restricted securities generally is more volatile than that of more liquid securities, which could adversely affect the price that the Company pays for or recovers upon the sale of such securities. Illiquid and restricted securities are also more difficult to value, especially in challenging markets, and the Adviser’s judgment will play a greater role in the valuation process. Investment of the Company’s assets in illiquid and restricted securities could restrict the Company’s ability to take advantage of market opportunities. In order to dispose of an unregistered security, the Company, where it has contractual rights to do so, could have to cause such security to be registered. A considerable period could elapse between the time the decision is made to sell the security and the time the security is registered, thereby enabling the Company to sell it. Contractual restrictions on the resale of securities vary in length and scope and are generally the result of a negotiation between the issuer and acquiror of the securities. In either case, the Company would bear market risks during that period.

Some loans and fixed-income instruments are not readily marketable and could be subject to restrictions on resale. Loans and fixed-income instruments might not be listed on any national securities exchange and no active trading market might exist for certain of the loans and fixed-income instruments in which the Company invests. Where a secondary market exists, the market for some loans and fixed-income instruments could be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. In addition, events occurring subsequent to an investment by the Company, including, for example, withdrawals, changes in market, political or other relevant circumstances, could cause some loans and fixed-income instruments that were liquid at the time of acquisition to become illiquid or otherwise cause the Company’s concentration in illiquid investments to increase.

Distributions Risk. The Company may not achieve investment results that will allow it to make a specified or stable level of cash distributions and its distributions may decrease over time. In addition, due to the asset coverage test applicable to the Company as a BDC, the Company may be limited in its ability to make distributions.

The amount of any distributions the Company may make is uncertain. The Company’s distributions may exceed its earnings, particularly during the period before it has substantially invested the net proceeds from its continuous offering of Common Shares. Therefore, portions of the distributions that the Company makes may represent a return of capital to you that will reduce your tax basis in your shares and reduce the amount of funds the Company has for investment in targeted assets.

The Company may fund its cash distributions to holders of Common Shares or preferred shares from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the

Company on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser, if any. The Company’s ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this report. In addition, the inability to satisfy the asset coverage test applicable to the Company as a BDC may limit the Company’s ability to pay distributions. All distributions are and will be paid at the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as the Board of Directors may deem relevant from time to time. The Company cannot assure you that it will continue to pay distributions to its shareholders in the future. In the event that the Company encounters delays in locating suitable investment opportunities, the Company may pay all or a substantial portion of distributions from the proceeds of its continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. To the extent the Company makes distributions to holders of Common Shares or preferred shares that includes a return of capital, such portion of the distribution would constitute a return of your investment, rather than a return of earnings or gains derived from the Company’s investment activities, that would reduce your tax basis in the Company’s Shares, which may result in increased tax liability to shareholders when they sell such shares.

Risk that the Company May Have Difficulty Paying Distributions and the Tax Character of Any Distributions is Uncertain. The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. The Company cannot assure investors that it will achieve investment results that will allow it to make a specified level of cash distributions (particularly during the early stages of the Company’s operations) or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to the Company under the 1940 Act as a BDC, the Company may be limited in its ability to make distributions. In addition, if the Company enters into a credit facility or any other borrowing facility, for so long as such facility is outstanding, the Company anticipates that it may be required by its terms to use all payments of interest and principal that it receives from its current investments as well as any proceeds received from the sale of its current investments to repay amounts outstanding thereunder, which could adversely affect the Company’s ability to make distributions.

Furthermore, the tax treatment and characterization of the Company’s distributions may vary significantly from time to time due to the nature of its investments. The ultimate tax characterization of the Company’s distributions made during a taxable year may not finally be determined until after the end of that taxable year. The Company may make distributions during a taxable year that exceed its investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which the Company’s total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Moreover, the Company may pay all or a substantial portion of its distributions from the proceeds of the sale of the Company’s Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will reduce such shareholders’ tax basis in the Company’s Shares, which may result in increased tax liability to shareholders when they sell such shares.

Realized Losses Risk. As a BDC, the Company will be required to carry its investments at market value or, if no market value is ascertainable, at the fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of the Board of Directors. Decreases in the market value or fair value of the Company’s investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce its NAV.

Inflation/Deflation Risk. Inflation risk is the risk that the intrinsic value of certain assets or income from the Company’s investments will be worth less in the future as inflation decreases the value of money. As inflation increases, the real value of the Shares and distributions on the Shares can decline.

Deflation risk is the risk that prices throughout the economy decline over time—the opposite of inflation. Deflation could have an adverse effect on the creditworthiness of issuers and could make issuer defaults more likely, which could result in a decline in the value of the Company’s portfolio.

Investment Funds Risk. The Company may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. The Company’s investments in private funds are subject to substantial risks. Investments in such private investment funds expose the Company to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

The Company relies primarily on information provided by managers of private investment funds in valuing its investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of the Company’s Shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, the Company’s investment portfolio may be subject to additional risks which may not be promptly identified by the Adviser. Moreover, the Company may not be able to withdraw its investments in certain private investment funds promptly after the Company makes a decision to do so, which may result in a loss to the Company and adversely affect its investment returns.

Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. Shareholders of the Company bear a pro rata portion of the Company’s advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by the Company as an investor in private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities. In addition, certain private investment funds may subject the Company to liquidity risk.

Risk that the Company will be Unable to Raise Substantial Funds. If the Company is unable to raise substantial funds, then the Company will be more limited in the number and type of investments it may make, its expenses may be higher relative to its total assets, and the value of your investment in the Company may be reduced in the event the Company’s assets under-perform. Amounts that the Company raises may not be sufficient for it to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for the Company to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of the Company’s expenses among a smaller capital base. If the Company is unable to raise substantial funds, it may not achieve certain economies of scale and its expenses may represent a larger proportion of its total assets.

Conflicts of Interest Risk. The Adviser will experience conflicts of interest in connection with the management of the Company, relating to the allocation of the Adviser’s time and resources between the Company and other investment activities; the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services provided by the Adviser and its affiliates to issuers in which the Company invests; investments by the Company and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Adviser; differing recommendations given by the Adviser to the Company versus other clients; and the Adviser’s use of information gained from issuers in the Company’s portfolio to aid investments by other clients, subject to applicable law.

In addition, the Adviser’s investment professionals will, from time to time, acquire confidential or material, non-public information concerning an entity in which the Company has invested, or propose to invest, and the possession of such information generally will limit the Adviser’s ability to buy or sell particular securities of such entity on behalf of the Company, thereby limiting the investment opportunities or exit strategies available to the Company. In addition, holdings in the securities of an issuer by the Adviser or its affiliates will affect the ability of the Company to make certain acquisitions of, or enter into certain transactions with, such issuer. From time to time, broker-dealers and investment advisers affiliated with the Adviser will also acquire confidential or material non-public information concerning entities in which the Company has invested or proposes to invest, which could restrict the Adviser’s ability to buy or sell (or otherwise transact in) securities of such entities, thus limiting investment opportunities or exit strategies available to the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions.”

Risk of Uncertain Tax Treatment. The Company will, from time to time, invest a portion of its net assets in below investment grade instruments. Investments in these types of instruments present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company will cease to accrue interest, OID or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues are addressed by the Company to the extent necessary in order to seek to ensure that it distributes sufficient income to ensure that it does not become subject to U.S. federal income or excise tax.

Risk of Complex Transactions/Contingent Liabilities/Guarantees and Indemnities. The Adviser pursues certain complex investment opportunities for the Company, which could involve substantial business, regulatory or legal complexity. Such complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Additionally, in connection with certain transactions, the Company is required to make representations about the business and financial affairs of a portfolio company, provide guarantees in respect of payments by portfolio companies and other third parties and provide indemnities against losses caused by portfolio companies and other third parties. The Company will, from time to time, also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements could result in the incurrence of contingent liabilities by the Company, even after the disposition of an investment and ultimately in material losses.

Risk of Availability of Investment Opportunities; Competition. The activity of identifying, completing and realizing the types of investment opportunities targeted by the Adviser for the Company is highly competitive and involves a significant degree of uncertainty.

The Company competes for investment opportunities with other investment companies and private investment vehicles, as well as the public debt markets, individuals and financial institutions, including investment banks, commercial banks and insurance companies, business development companies, strategic industry acquirers, hedge funds and other institutional investors, investing directly or through affiliates. Over the past several years, a number of such investment vehicles have been formed (and many such existing entities have grown in size). Additional entities with similar investment objectives could be formed in the future by other unrelated parties. It is possible that competition for appropriate investment opportunities could increase, thus reducing the number of opportunities available to the Company. Such supply-side competition could adversely affect the terms upon which investments can be made by the Company. Moreover, transaction sponsors unaffiliated with the Company or KKR could be reluctant to present investment opportunities to the Company because of its affiliation with KKR. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs or the source of income, asset diversification and distribution requirements the Company must satisfy to qualify and maintain its qualification as a RIC. There can be no assurance that the Adviser will be able to locate and complete investments which satisfy the Company’s primary investment objective or to realize upon their values.

Dependence on Key Personnel Risk. The Adviser depends on the efforts, skills, reputations and business contacts of its key personnel, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by the Adviser’s professionals. The loss of the services of any of them could have a material adverse effect on the Company and could harm the Adviser’s ability to manage the Company.

The Adviser’s principals and other key personnel possess substantial experience and expertise and have strong business relationships with members of the business community. The loss of these personnel could jeopardize the Adviser’s relationships with members of the business community and could result in fewer investment opportunities for the Company. For example, if any of the Adviser’s principals were to join or form a competing firm, the Company’s results and financial condition could suffer.

Material Risks of Significant Methods of Analysis. The Adviser seeks to conduct reasonable and appropriate due diligence based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment for the Company, the Adviser relies on available resources, including information provided by the target of the investment and, in some circumstances, third-party investigations. As a result, the due diligence process can at times be subjective with respect to companies for which only limited information is available. Accordingly, the Adviser cannot be certain that due diligence investigations with respect to any investment opportunity for the Company will reveal or highlight all relevant facts (including fraud) that could be necessary or helpful in evaluating such investment opportunity, or that its due diligence investigations will result in investments for the Company being successful. There can be no assurance that the projected results of an investment opportunity will be achieved for the Company, and actual results could vary significantly from the projections. General economic, natural, and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections. Assumptions or projections about asset lives; the stability, growth, or predictability of costs; demand; or revenues generated by an investment or other factors associated therewith could, due to various risks and uncertainties including those described herein, differ materially from actual results.

Market Developments Risk. Periods of market volatility remain, and could continue to occur in the future, in response to various political, social and economic events both within and outside of the United States. Instability in the credit markets could make it more difficult for a number of issuers of debt securities to obtain financing or refinancing for their investment or lending activities or operations. In particular, because of volatile conditions in the credit markets, issuers of debt securities could be subject to increased cost for debt, tightening underwriting standards and reduced liquidity for loans they make, securities they purchase and securities they issue.

For example, certain borrowers could, due to macroeconomic conditions, be unable to repay secured loans. A borrower’s failure to satisfy financial or operating covenants imposed by lenders could lead to defaults and, potentially, termination of the secured loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the borrower’s ability to meet its obligations under its debt securities. The Company will, from time to time, incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting borrower. In addition, if one of the borrowers were to commence bankruptcy proceedings, even though the Company will have structured its interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize the Company’s debt holding and subordinate all or a portion of its claim to that of other creditors. Adverse economic conditions also could decrease the value of collateral securing some of the Company’s loans and the value of its equity investments. A recession could lead to financial losses in our portfolio and a decrease in revenues, net income and the value of the Company’s assets.

These developments could increase the volatility of the value of securities owned by the Company. These developments also could make it more difficult for the Company to accurately value its securities or to sell its securities on a timely basis. These developments also could adversely affect the broader economy, which in turn could adversely affect the ability of issuers of securities owned by the Company to make payments of principal and interest when due, leading to lower credit ratings of the issuer and increased defaults by the issuer. Such developments could, in turn, reduce the value of securities owned by the Company and adversely affect the NAV of the Shares.

Banking Sector and Financial Markets Instability. In early 2023, bank closures in the United States and Europe caused uncertainty for financial services companies—especially in the banking sector, and U.S. middle market banks in particular—and fear of instability in the global financial system generally. Many financial institutions experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors have withdrawn, or could withdraw in the future, significant sums from their accounts at these institutions (each, a “Distress Event”). As a result, U.S. governmental agencies (including the U.S. Federal Deposit Insurance Corporation (the “FDIC”) and the U.S. Federal Reserve Board) intervened directly and indirectly to protect the uninsured depositors of banks that closed or who experienced a significant Distress Event. There is a risk that other financial institutions could undergo Distress Events as a result of contagion disconnected from market fundamentals or for other reasons, and it is unclear what steps regulators would take, if any, in the event of further bank closures or continuing (or increasing) market distress.

Banks and other financial institutions, including those that could undergo Distress Events could provide credit facilities and/or other forms of financing to the Company or its portfolio companies. There can be no assurance that such financial institutions will honor their obligations as creditors or that another financial institution would be willing and able to provide replacement financing or similar capabilities and on similar terms.

If a financial institution closes, whether as a result of a Distress Event or otherwise, there is no guarantee that its uninsured depositors, which could include the Company and/or its portfolio companies, will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. Pursuant to statute, U.S. bank accounts are insured by the FDIC in an amount up to $250,000. While the U.S. government has considered raising that limit, there can be no guarantee that such limit will be increased. As a consequence, for example, if a Distress Event occurs, the Company or portfolio companies could be delayed or prevented from accessing a portion or all of their bank accounts or making required payments under their debt or other contractual obligations.

Distress Events could have a potentially adverse effect on the ability of the Adviser to manage the Company and its investments, and on the ability of the Adviser, the Company and any portfolio company to maintain operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event the Company is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a financial institution experiencing a Distress Event, the inability of the Company to access capital contributions or otherwise); the inability of the Company to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Adviser believes reflect the fair value of such investments; and the inability of portfolio companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a financial institution’s services, it is also possible that the Company or a portfolio company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). Although the Adviser expects to exercise contractual remedies under agreements with financial institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses or delays. The Company and its portfolio companies are subject to similar risks if any financial institution utilized by investors in the Company or by suppliers, vendors, service providers or other counterparties of the

Company or a portfolio company becomes subject to a Distress Event, which could have a material adverse effect on the Company.

Many financial institutions require, as a condition to using their services (including lending services), that the Adviser and/or the Company maintain all or a set amount or percentage of their respective accounts or assets with the financial institution, which heightens the risks associated with a Distress Event with respect to such financial institutions. Although the Adviser seeks to do business with financial institutions that it believes are creditworthy and capable of fulfilling their respective obligations to the Company, the Adviser is under no obligation to use a minimum number of financial institutions with respect to the Company or to maintain account balances at or below the relevant insured amounts.

Uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other financial institutions—could have an overall negative effect on banking systems and financial markets generally. The recent developments could also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company or one or more of its portfolio investments or its overall performance.

Market Disruptions from Natural Disasters or Geopolitical Risks. Political instability, the ongoing epidemics of infectious diseases in certain parts of the world, terrorist attacks in the United States and around the world, natural disasters, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, or the exit or potential exit of one or more countries from the EU (such as the UK) or the European Economic and Monetary Union, among others, could result in market volatility, could have long term effects on the United States and worldwide financial markets, and could cause further economic uncertainties in the United States and worldwide. The Company cannot predict the effects of natural disasters or geopolitical events in the future on the economy and securities markets.

Risk of Government Intervention in the Financial Markets. During the global financial crisis, the U.S. government took a number of actions designed to support certain financial institutions and segments of the financial markets that have experienced extreme volatility, and in some cases a lack of liquidity. The U.S. government took certain similar actions during the COVID-19 outbreak. Federal, state, and other governments, their regulatory agencies or self-regulatory organizations could take additional actions that affect the regulation of the securities in which the Company invests, or the issuers of such securities, in ways that are unforeseeable. Borrowers under secured loans held by the Company could seek protection under the bankruptcy laws. Legislation or regulation could also change the way in which the Company itself is regulated. Such legislation or regulation could limit or preclude the Company’s ability to achieve its investment objective. The Adviser monitors developments and seeks to manage the Company’s portfolio in a manner consistent with achieving the Company’s investment objective, but there can be no assurance that it will be successful in doing so.

Portfolio Turnover Risk. The Company’s annual portfolio turnover rate could vary greatly from year to year, as well as within a given year. Portfolio turnover rate is not considered a limiting factor in the execution of investment decisions for the Company. High portfolio turnover could result in the realization of net short-term capital gains by the Company which, when distributed to shareholders, will be taxable as ordinary income. A high portfolio turnover could increase the Company’s current and accumulated earnings and profits, resulting in a greater portion of the Company’s distributions being treated as a dividend to the shareholders. In addition, a higher portfolio turnover rate results in correspondingly greater brokerage commissions and other transactional expenses that are borne by the Company.

Duration Risk. Duration is the sensitivity, expressed in years, of the price of a fixed income security to changes in the general level of interest rates (or yields). Securities with longer durations tend to be more sensitive to interest rate (or yield) changes than securities with shorter durations. Duration differs from maturity in that it considers potential changes to interest rates, a security’s coupon payments, yield, price and par value and call features, in addition to the amount of time until the security matures. The duration of a security will be expected to change over time with changes in market factors and time to maturity.

Risks Relating to Company’s RIC Status. To qualify and remain eligible for the special tax treatment accorded to RICs and their shareholders under the Code, the Company must meet certain source-of-income, asset diversification and annual distribution requirements. Very generally, in order to qualify as a RIC, the Company must derive at least 90% of its gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income derived with respect to its business of investing in stock or other securities and currencies. The Company must also meet certain asset diversification requirements at the end of each quarter of each of its taxable years. Failure to meet these diversification requirements on the last day of a quarter could result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. Any such dispositions could be made at disadvantageous prices or times and could result in substantial losses to the Company. In addition, in order to be eligible for the special tax treatment accorded RICs, the Company must meet the annual distribution requirement, requiring it to distribute with respect to each taxable year at least

90% of the sum of its “investment company taxable income” (generally its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and its net tax-exempt income (if any) to its shareholders. See “Item 1. Business - Certain U.S. Federal Income Tax Considerations.”

Risk that the Company will be subject to Corporate-Level Income Tax if the Company is Unable to Qualify as a RIC Under Subchapter M of the Code or to Satisfy RIC Distribution Requirements. To obtain and maintain RIC tax treatment under Subchapter M of the Code, the Company must, among other things, meet annual distribution, income source and asset diversification requirements.

The Company must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in the Company’s existing or other investments, or when the Company does not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder the Company’s ability to operate solely on the basis of maximizing profits and the value of the Company’s shareholders’ investments. Also, the rules applicable to the Company’s qualification as a RIC are complex, with many areas of uncertainty. If the Company fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate income tax, the resulting corporate taxes could substantially reduce the Company’s net assets, the amount of income available for distribution and the amount of the Company’s distributions. Such a failure may have a material adverse effect on the Company and on any investment in the Company. The Code provides certain forms of relief from RIC disqualification due to failures of income source and asset diversification requirements, although the Company could be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure you that the Company would qualify for any such relief should the Company fail either the income source or asset diversification requirements.

Risk that the Company may have Difficulty Paying its Required Distributions if the Company Recognizes Income Before or Without Receiving Cash Representing Such Income. The characterization of distributions to shareholders is determined in accordance with federal income tax rules, which may differ from GAAP due to temporary and permanent differences in the recognition of income and expenses. For federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which the Company does not receive a corresponding payment in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Company must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that the Company has not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or interest income from investments that have been classified as non-accrual for financial reporting purposes. The Company anticipates that a portion of its income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, the Company may elect to amortize market discount and include such amounts in its taxable income in the current year, instead of upon disposition, as an election not to do so would limit its ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in the Company’s investment company taxable income for the year of the accrual, the Company may be required to make a distribution to its shareholders in order to satisfy the annual distribution requirement, even though the Company will not have received any corresponding cash amount. As a result, the Company may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. The Company may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, it may not qualify for or maintain RIC tax treatment and thus it may become subject to corporate-level income tax.

Furthermore, the Company may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require the Company to recognize taxable income or gains where the Company does not receive a corresponding payment in cash and, unless the income and gains are related to the Company’s business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the RIC income source requirements.

Some of the Company’s Investments May be Subject to Corporate-Level Income Tax. The Company may invest in certain debt and equity investments through taxable subsidiaries that are wholly owned or primarily controlled by the Company and primarily engage in investment activities in securities or other assets. The taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Company may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

With respect to any wholly-owned subsidiary of the Company, the Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with such subsidiary. In addition, the Adviser will comply with the provisions of the 1940 Act relating to investment advisory contracts as an investment adviser to any such subsidiary under Section 2(a)(20) of the 1940 Act by virtue of the fact that the subsidiary is a wholly-owned subsidiary of the Company and is governed under the same advisory agreement. Any subsidiary will also comply with the provisions relating to affiliated transactions and custody of the 1940 Act. Any subsidiary’s custodian will be The Bank of New York Mellon.

The Company’s Portfolio Investments May Present Special Tax Issues. The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments and certain equity securities may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause the Company to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require the Company to make taxable distributions to its shareholders to maintain its RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by the Company, the Company may be required to borrow money or dispose of other investments to be able to make distributions to its shareholders. These and other issues will be considered by the Company, to the extent determined necessary, in order that the Company minimizes the level of any U.S. federal income or excise tax that it would otherwise incur.

Risk that If the Company is Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, U.S. Shareholders that are Individuals, Trusts or Estates will be Taxed as Though They Received a Distribution of Some of the Company’s Expenses. The Company does not expect to be treated as a “publicly offered regulated investment company.” If the Company is not so treated, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. shareholder’s allocable share of the management fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Risk that Legislative or Regulatory Tax Changes Could Adversely Affect Investors. At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Company or its shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Company’s Shares or the value or the resale potential of the Company’s investments.

Cybersecurity Risks. Increased reliance on internet-based programs and applications to conduct transactions and store data creates growing operational and security risks. Targeted cyber-attacks or accidental events can lead to breaches in computer and data systems security, and subsequent unauthorized access to sensitive transactional and personal information held or maintained by KKR, its affiliates, and third-party service providers or counterparties. Any breaches that occur could result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors and the beneficial owners of investors, and could lead to theft, data corruption, or overall disruption in operational systems. Criminals could use data taken in breaches in identity theft, obtaining loans or payments under false identities and other crimes that have the potential to affect the value of assets in which the Company invests. These risks have the potential to disrupt KKR’s ability to engage in transactions, cause direct financial loss and reputational damage or lead to violations of applicable laws related to data and privacy protection and consumer protection. Cybersecurity risks also necessitate ongoing prevention and compliance costs.

Artificial Intelligence and Machine Learning Developments Risk. Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to KKR, the Company and the Company’s portfolio companies. While KKR could utilize

Machine Learning Technology in connection with its business activities, including investment activities, KKR continues to evaluate and adjust internal policies governing use of Machine Learning Technology by its personnel. Notwithstanding any such policies, KKR Personnel, senior advisors, industry advisors, KKR Capstone executives and other associated persons of the KKR group or any KKR affiliates could, unbeknownst to KKR, utilize Machine Learning Technology in contravention of such policies. KKR, the Company and the Company’s portfolio companies could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to KKR, also use Machine Learning Technology in their business activities. KKR will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information)—either by third parties in contravention of non-disclosure agreements, or by KKR Personnel or the aforementioned KKR advisors and affiliates in contravention of KKR’s policies—into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that KKR, the Company or the Company’s portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on KKR, the Company or the Company’s portfolio companies.

Machine Learning Technology and its applications, including in the financial sector, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Private and Middle Market Companies Risk. The Company will invest primarily in the debt of private middle-market U.S. companies, which involve a number of particular risks that might not exist in the case of large public companies, including:

•these companies could have limited financial resources and limited access to additional financing, which could increase the risk of their defaulting on their obligations, leaving creditors dependent on any guarantees or collateral they have obtained;

•these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•there will not be as much information publicly available about these companies as would be available for public companies and such information might not be of the same quality;

•these companies are more likely to depend on the management talents and efforts of a small group of persons; as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations; and

•the frequency and volume of the trading of these companies generally is substantially less than is typical of larger companies and as such it could be more difficult for the Company to exit the investment in the company at its then fair value.

Risks Arising from Purchases of Debt on a Secondary Basis. The Company will, from time to time, invest in loans and debt securities acquired on a secondary basis. The Company is unlikely to be able to negotiate the terms of such debt as part of its acquisition and, as a result, these investments might not include some of the covenants and protections the Company would generally seek. Even if such covenants and protections are included in the investments held by the Company, the terms of the investments could provide portfolio companies substantial flexibility in determining compliance with such covenants. In addition, the terms on which debt is traded on the secondary market could represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

Loan Origination Risk. The Company or the Adviser may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that all of the necessary licenses will be obtained on a timely basis. Furthermore, there are various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that such requirements will be satisfied. Failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Zero Coupon and PIK Bonds Risk. Because investors in zero coupon or PIK bonds receive no cash prior to the maturity or cash payment date applicable thereto, an investment in such securities generally has a greater potential for complete loss of principal and/or return than an investment in debt securities that make periodic interest payments. Such investments are more vulnerable to the creditworthiness of the issuer and any other parties upon which performance relies.

Non-Diversified Company Risk. The Company is a “non-diversified” investment company for purposes of the 1940 Act, which means that the Company is not subject to limitations under the 1940 Act on the percentage of its assets that may be invested in the securities of any one issuer. The Company’s NAV may therefore be subject to greater volatility than that of an investment company that is subject to such a limitation on diversification.

Leverage Risk. Use of leverage creates an opportunity for increased income and return for shareholders but, at the same time, creates risks, including the likelihood of greater volatility in the NAV and market price of, and distributions on, the Shares. Increases and decreases in the value of the Company’s portfolio will be magnified if the Company uses leverage. Leverage can magnify interest rate risk, which is the risk that the prices of portfolio securities will fall (or rise) if market interest rates for those types of securities rise (or fall). As a result, leverage can cause greater changes in the Company’s NAV, which will be borne entirely by the shareholders.

As a BDC, the Company will generally be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of the Company’s borrowings and any preferred shares that it may issue in the future, of at least 150%. If this ratio were to fall below 150%, the Company could not incur additional debt and could be required to sell a portion of its investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on the Company’s operations and investment activities. Moreover, the Company’s ability to make distributions to you may be significantly restricted or it may not be able to make any such distributions whatsoever. The amount of leverage that the Company will employ will be subject to oversight by the Board of Directors, a majority of whom will be Independent Directors with no material interests in such transactions.

The Company may also enter into derivative and similar transactions for hedging or investment purposes that may represent a form of economic leverage and will create risks. The potential loss on derivative instruments can be substantial relative to the initial investment therein. The SEC rule related to the use of derivatives, reverse repurchase agreements and certain other transactions by registered investment companies requires the Company to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to value-at-risk (“VaR”) leverage limits and derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company satisfies a “limited derivatives users” exception. When the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Company’s asset coverage ratio as discussed below or treat all such transactions as derivatives transactions. The Company will calculate any leverage it incurs and satisfy any asset coverage requirements in compliance with SEC rules with respect to the use of derivatives. The SEC also provided guidance in connection with the new rule regarding the use of securities lending collateral that may limit the Company’s securities lending activities. In addition, the Company is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security, provided that (i) the Company intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). The Company may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as the Company treats any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, under the rule, the Company will be permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if the Company reasonably believes, at the time it enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. These requirements may limit the ability of the Company to use derivatives and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the costs of the Company’s investments and the costs of doing business.

Limitations on Transfer and Liquidity Risks. No shareholder will be permitted to transfer its Shares without the consent of the Company. The transferability of Shares will be subject to certain restrictions contained in the Declaration of Trust and will be affected by restrictions imposed under applicable securities laws. No market currently exists for the Shares, and the Company contemplates that one will not develop. Shareholders do not have the right to require the Company to redeem their Shares during the life of the Company.

Certain Investors Will be Subject to Exchange Act Filing Requirements. Because the Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, the Company’s shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, the Company’s shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

As an SEC-Reporting Company, the Company is Subject to Regulations Not Applicable to Private Companies, such as Provisions of the Sarbanes-Oxley Act. Efforts to Comply with such Regulations Will Involve Significant Expenditures, and Non-Compliance with such Regulations May Adversely Affect the Company. As an SEC-reporting company, the Company is subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. The Company’s management is required to report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The Company is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in the Company’s internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact the Company’s financial performance and its ability to make distributions. This process also will result in a diversion of the Company’s management’s time and attention. The Company cannot be certain of when its evaluation, testing and remediation actions will be completed or the impact of the same on its operations. In addition, the Company may be unable to ensure that the process is effective or that its internal controls over financial reporting are or will be effective in a timely manner. In the event that the Company is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Company may be adversely affected.

The Company is not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until it has been subject to the reporting requirements of the Exchange Act for a specified period of time or the date it is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that it will eventually be required to meet. The Company is in the process of addressing its internal controls over financial reporting and is establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

The Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company’s internal control over financial reporting until the later of the year following the Company’s first annual report required to be filed with the SEC, or the date the Company is no longer an emerging growth company under the JOBS Act. Because the Company does not currently have comprehensive documentation of its internal controls and has not yet tested its internal controls in accordance with Section 404, the Company cannot conclude in accordance with Section 404 that it does not have a material weakness in its internal controls or a combination of significant deficiencies that could result in the conclusion that the Company has a material weakness in its internal controls.

The Company is an “Emerging Growth Company” under the JOBS Act, and it Cannot be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies will Make its Common Shares Less Attractive to Investors. For so long as the Company remains an “emerging growth company,” it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company cannot predict if investors will find its Common Shares less attractive because the Company will rely on some or all of these exemptions. If some investors find the Company’s Common Shares less attractive as a result, there may be a less active market for an investment in the Common Shares.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Company since its financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Repurchase Risks. Although it is expected that the Company will offer to repurchase Shares from time to time, no assurances can be given that the Company will do so. In addition, there is no guarantee the Adviser will make a recommendation to repurchase Shares or what amount of Shares the Adviser will recommend to repurchase. In addition, the Board may decide not to follow such recommendation. The Company is not required to repurchase Shares and may be less likely to do so depending on the Company’s portfolio or during periods of abnormal market conditions. There can be no assurance that a shareholder who requests the repurchase of its Shares will have such Shares repurchased. In connection with any repurchase, to the extent shareholders tender Shares representing, in the aggregate, a percentage of Company assets that is greater than the percentage set out in the offer, the portion of their Shares repurchased from each such shareholder will be pro-rated downward. In that case, shareholders will have to wait until the next repurchase offer, if any, to make another repurchase request. As a result, shareholders could be unable to liquidate all or a given percentage of their investment in the Company during a particular repurchase offer. Some shareholders, in anticipation of proration, may tender more Shares than they wish to have repurchased in a particular tender offer, thereby increasing the likelihood that proration will occur. Between the date specified in the notice describing the terms of the repurchase offer (the “Notice Due Date”) and the date on which the NAV for tendered Shares is determined, the Company is subject to market and other risks and the NAV of Shares tendered in a repurchase offer could decline. In addition, the repurchase of Shares by the Company is generally a taxable event to shareholders.

Repurchase offers and the need to fund repurchase obligations affect the ability of the Company to be fully invested or force the Company to maintain a higher percentage of its assets in liquid investments, which could harm the Company’s investment performance. Moreover, it is possible that diminution in the size of the Company through repurchases will result in an increased expense ratio for shareholders who do not tender their Shares for repurchase, will result in untimely sales of portfolio securities (with associated imputed transaction costs, which could be significant) and will limit the ability of the Company to participate in new investment opportunities or to achieve its investment objective. If at any time cash and other liquid assets held by the Company are not sufficient to meet the Company’s repurchase obligations, the Company intends, if necessary, to sell investments. The Company, at its discretion, may choose to satisfy all or any portion of the amounts due to a shareholder in connection with any tender offer through an in-kind distribution of its assets. In addition, if the Company borrows to finance repurchases, interest on that borrowing will negatively affect shareholders who do not tender their Shares by increasing the Company’s expenses and reducing any net investment income.

Failure to Maintain the Company’s Status as a BDC Would Reduce its Operating Flexibility. The Company has elected to be treated as a BDC under the 1940 Act. If the Company does not remain a BDC, it might be regulated as a closed-end investment company under the 1940 Act, which would subject the Company to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease its operating flexibility.

The Company is Uncertain of its Future Sources for Funding its Future Capital Needs and if the Company Cannot Obtain Debt or Equity Financing on Acceptable Terms, or at all, its Ability to Acquire Investments and to Expand its Operations will be Adversely Affected. The Company intends to use the net proceeds from the Private Offering to (1) make investments in accordance with the Company’s investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements the Company may enter into, (3) fund repurchases under the Company’s share repurchase program, and (4) for general corporate purposes, including paying operating expenses and other various fees and expenses such as management fees. Any working capital reserves the Company maintains may not be sufficient for investment purposes, and the Company may require debt or additional equity financing in the future to operate. The Company may also need to access the capital markets to refinance debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, the Company must distribute distributions to its shareholders each tax year on a timely basis generally of an amount at least equal to 90% of its investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, the Company is only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that the Company’s asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict the Company’s ability to borrow or issue debt securities or preferred stock. In the event that the Company develops a need for additional capital in the future for investments or for any other reason, and it cannot obtain debt or equity financing on acceptable terms, or at all, the Company’s ability to acquire investments and to expand its operations will be adversely affected. As a result, the Company would be less able to allocate its portfolio among various issuers and industries and achieve its investment objective, which may negatively impact the Company’s results of operations and reduce its ability to make distributions to its shareholders.

The Requirement that the Company Invests a Sufficient Portion of its Assets in Qualifying Assets Could Preclude the Company from Investing in Accordance with its Current Business Strategy; Conversely, the Failure to Invest a Sufficient Portion of the Company’s Assets in Qualifying Assets Could Result in its Failure to Maintain its Status as a BDC. As a BDC, the Company may not acquire any assets other than “qualifying assets,” as listed in Section 55(a) of the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are qualifying assets. Therefore, the Company may be precluded from investing in what it believes are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position, or could require it to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if the Company fails to invest a sufficient portion of its assets in qualifying assets, it could lose its status as a BDC, which would subject the Company to substantially more regulatory restrictions and significantly decrease its operating flexibility.

Regulations Governing the Company’s Operation as a BDC and a RIC will Affect its Ability to Raise, and the Way in Which it Raises, Additional Capital or Borrow for Investment Purposes, Which may Have a Negative Effect on the Company’s Growth. As a result of the annual distribution requirement to qualify as a RIC, the Company may need to periodically access the capital markets to raise cash to fund new investments. The Company may issue “senior securities,” as defined under the 1940 Act, including issuing additional series of preferred shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that the Company’s asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. Under the provisions of the 1940 Act, the Company is currently permitted to issue “senior securities” only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). The Company’s ability to issue different types of securities is also limited. Under the 1940 Act, any preferred shares the Company issues will constitute a “senior security” for purposes of the 150% asset coverage test. Compliance with these requirements may unfavorably limit the Company’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which it can borrow and the rates at which it can lend. As a BDC, therefore, the Company intends to continuously issue equity at a rate more frequent than its privately-owned competitors, which may lead to greater shareholder dilution.

The Company expects to borrow for investment purposes. If the value of the Company’s assets declines, it may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit it from paying distributions and could prevent it from qualifying or maintaining its qualification as a RIC. If the Company cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of its debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

In the absence of an event of default, no person or entity from which the Company borrows money has a veto right or voting power over the Company’s ability to set policy, make investment decisions or adopt investment strategies. The Company’s preferred shares are another form of leverage and rank “senior” to the Common Shares in the Company’s capital structure. Preferred shareholders have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of holders of the Common Shares, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of the Common Shares or otherwise be in the best interest of holders of the Common Shares. Holders of the Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that the Company issues. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of the Common Shares and the rights of holders of shares of preferred shares to receive distributions would be senior to those of holders of shares of Common Shares. The Company does not anticipate issuing any additional series of preferred shares in the next 12 months.

Under the 1940 Act, the Company is generally prohibited from issuing or selling its shares at a price per share, after deducting selling commissions, that is below the Company’s NAV per share, which may be a disadvantage as compared with other public companies. The Company may, however, sell its shares, or warrants, options or rights to acquire its shares, at a price below the current NAV of the Company’s Shares if the Board of Directors, including the Independent Directors, determine that such sale is in the Company’s best interests and the best interests of its shareholders, and the Company’s shareholders, as well as those shareholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities. If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, Common Shares, then the percentage ownership of the Company’s shareholders at that time will decrease, and holders of Common Shares might experience dilution.

The Company’s Ability to Enter into Transactions with its Affiliates is Restricted. The Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of a majority of the Directors who are not interested persons. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be the Company’s affiliate for purposes of the 1940 Act, and the Company will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of a majority of the Directors who are not interested persons. The Co-Investment Exemptive Order from the SEC permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser, with the Company’s co-investment affiliates. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with its officers or Directors or their respective affiliates. As a result of these restrictions, the Company may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to the Company.

The Company is a Non-Diversified Investment Company Within the Meaning of the 1940 Act, and Therefore it is Not Limited with Respect to the Proportion of its Assets that May be Invested in Securities of a Single Issuer. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, the Company is not subject to this requirement. To the extent that the Company assumes large positions in the securities of a small number of issuers, or within a particular industry, the Company’s NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, the Company will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

The NAV of the Company’s Shares May Fluctuate Significantly. The NAV and liquidity, if any, of the market for the Company’s Shares may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance. These factors include:

•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•loss of RIC or BDC status;

•changes in earnings or variations in operating results;

•changes in the value of our portfolio of investments;

•changes in accounting guidelines governing valuation of our investments;

•any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•departure of either of our adviser or certain of its respective key personnel;

•general economic trends and other external factors; and

•loss of a major funding source.

Risk that the Company’s Business and Operations Could be Negatively Affected if the Company Becomes Subject to Shareholder Activism. Shareholder activism could cause the Company to incur significant expense, hinder the execution of the Company’s investment strategy or impact the Company’s share price. Shareholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence the Company’s corporate governance and/or its management, and commencing proxy contests to attempt to elect the activists’ representatives or others to the Company’s Board, or arise in a variety of situations, has been increasing in the BDC space recently. The Company may in the future become the target of shareholder activism, which could result in substantial costs and divert management’s and the Board’s attention and resources from the Company’s business. Additionally, such shareholder activism could give rise to perceived uncertainties as to the Company’s future and adversely affect its relationships with service providers and its portfolio companies. Also, the Company may be required to incur significant legal and other expenses related to any activist shareholder matters. Further, the valuation of the Company’s Common Shares could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Cybersecurity Governance

The Company is managed by the Adviser. As an indirect subsidiary of KKR, the Adviser is subject to and participates in KKR’s processes for assessing, identifying, and managing risks from cybersecurity threats, as detailed below.

KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR’s asset management business includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.

Prior to joining KKR, KKR’s CISO was the CISO at another large financial institution where he was responsible for their global information security program. KKR’s CISO also has prior experience in various information security roles, including security architecture, application security, engineering and operations. He holds a Bachelor of Science in computer science from the New York University Polytechnic School of Engineering, is a Certified Information Systems Security Professional (CISSP) and holds a Series 99 – Operations Professional Exam certification.

The KKR CISO is a member of KKR’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across KKR's asset management business and operating functions. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively. The cybersecurity risk environment for KKR’s asset management business, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at KKR. The Operational Risk Committee reports to KKR’s Risk and Operations Committee, which is comprised of senior employees from across KKR's asset management and insurance businesses and operating functions. KKR's Risk and Operations Committee includes KKR's Chief Financial Officer, Chief Operating Officer, Chief Legal Officer, General Counsel, and Chief Compliance Officer. At least annually, management will present to the Audit Committee and the Risk Committee of KKR's Board of Directors on various topics relating to KKR's technology risks, including KKR’s cybersecurity program, the current cybersecurity threat landscape, and risk management.

Cybersecurity Risk Management and Strategy

KKR’s asset management business has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within our enterprise risk management framework. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform cybersecurity-related diligence on third parties that have access to our systems, data or facilities.

In addition to the KKR CISO and KKR's Chief Compliance Officer, the KKR CIRT includes members of KKR’s legal, technology, compliance, risk, public affairs, human capital and finance groups. KKR has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including the Risk and Operations Committee, senior members of management, and KKR's Board of Directors and its committees.

The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. Our technology platforms and applications are designed to enable us to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in our cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security trainings as part of new employee onboarding.

As of the date of this Annual Report on Form 10-K, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the period covered by this report. However, institutions like KKR, as well as KKR's employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect us, see "Item 1A. Risk Factor - Cybersecurity Risks."
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 555 California Street, 50th Floor, San Francisco, California, 94104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Shares are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and/or Regulation D thereunder or Regulation S under the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.
Because Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Investors may generally Transfer their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee will be required to execute a Subscription Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, investors must be willing to bear the economic risk of investment in the Common Shares until we are liquidated.
Holders
As of March 19, 2025, we had 1 record holder of our Common Shares.
Distributions
Subject to applicable legal restrictions and the sole discretion of the Board, we intend to declare and pay regular monthly cash distributions. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - RIC Status and Distributions" and Note 3 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including certain related tax considerations.
The following table reflects the distributions per share that we have declared on our Common Shares during the period from April 19, 2024 (Commencement of Operations) to December 31, 2024:

			For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	38.26	11,379
October 31, 2024	October 31, 2024	November 29, 2024	11.28	3,629
November 27, 2024	November 29, 2024	December 31, 2024	14.25	4,738
December 31, 2024	December 31, 2024	January 31, 2025	13.13	4,525
Total			$106.65	$30,922
Sales of Unregistered Equity Securities
During the period ended December 31, 2024, we issued and sold an aggregate of 373,355 Common Shares pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of December 31, 2024, the Subscriber holds all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
The below table sets forth the total Common Shares issued in the Private Offering during the period from April 19, 2024 (Commencement of Operations) to December 31, 2024:

	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Subscriptions - Common Shares	Share	Amount
December 31, 2024	373,355	$380,398
Total	373,355	$380,398
Share Repurchase Program
We did not repurchase any of our securities during the fiscal year ended December 31, 2024.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 7 of this annual report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. The Adviser is registered as an investment adviser with the SEC. We were formed as a Delaware statutory trust on December 22, 2023 and converted into a Delaware corporation on April 19, 2024. After the conversion, we also elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

We are conducting the continuous Private Offering of our Common Shares in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.

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
Expenses
Our primary operating expenses will include interest expense from financing arrangements and other indebtedness and other expenses necessary for our operations. The Adviser has agreed to waive its Management Fee through at least December 31, 2025. See “Item 8. Financial Statements - Note 4 - Agreements and Related Party Transactions” for additional information.

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the period ended December 31, 2024:

Net Investment Activity	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Purchases	$792,156
Paid-in-kind interest	993
Sales and Repayments	(43,543)
Net Investment Activity	$749,606

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2024:

	December 31, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$751,121	$759,122	97.4%
Money Market Fund	20,295	20,295	2.6%
Total	$771,416	$779,417	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2024:

December 31, 2024
Number of Portfolio Companies	68
% Variable Rate Debt Investments (based on fair value)(1)(4)	99.6%
% Other Income Producing Investments (based on fair value)(2)	—%
% of Investments on Non-Accrual (based on fair value)	0.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)(4)	9.8%
Weighted Average Annual Yield on All Debt Investments(1)(5)	9.8%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
(4)Does not include investments on non-accrual status.

(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
For the period ended December 31, 2024, our total return based on NAV was 14.27%. See footnote 3 to the table included in Note 9 - Financial Highlights to our consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024:

	December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Insurance Brokers	$79,933	10.5%
Diversified Support Services	77,480	10.2%
Health Care Services	61,845	8.1%
Systems Software	56,010	7.4%
Application Software	53,495	7.0%
Air Freight & Logistics	50,560	6.7%
Specialized Consumer Services	38,449	5.1%
Construction & Engineering	34,508	4.5%
Property & Casualty Insurance	29,449	3.9%
Health Care Technology	29,234	3.9%
Electrical Components & Equipment	21,954	2.9%
Publishing	21,307	2.8%
Trading Companies & Distributors	20,930	2.8%
Environmental & Facilities Services	20,561	2.7%
Specialty Chemicals	18,315	2.4%
Research & Consulting Services	16,941	2.2%
Consumer Finance	16,057	2.1%
Cargo Ground Transportation	14,482	1.9%
Human Resource & Employment Services	13,991	1.8%
Personal Care Products	12,576	1.7%
Education Services	12,448	1.6%
Health Care Equipment	11,135	1.5%
Commercial & Residential Mortgage Finance	6,932	0.9%
Diversified Financial Services	5,821	0.8%
Asset Management & Custody Banks	5,090	0.7%
Health Care Facilities	5,059	0.7%
Food Distributors	4,646	0.6%
Hotels, Resorts & Cruise Lines	4,493	0.6%
IT Consulting & Other Services	4,343	0.6%
Construction Machinery & Heavy Transportation Equipment	4,167	0.5%
Real Estate Services	2,567	0.3%
Interactive Media & Services	2,009	0.3%
Aerospace & Defense	1,419	0.2%
Electronic Equipment & Instruments	916	0.1%
Total	$759,122	100.0%

Results of Operations
Revenues
Our investment income for the period ended December 31, 2024 was as follows:

	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
	Amount	Percentage of Total Income
Interest income	$44,593	89.8%
Interest income - PIK	993	2.0%
Fee income	4,060	8.2%
Total investment income	$49,646	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.
Expenses
Our operating expenses for the period ended December 31, 2024 were as follows:

For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Interest expense	$18,095
Management fee	2,742
Professional fees	1,365
Administration and custody fees	246
Directors’ fees	56
Other expenses	189
Total operating expenses	22,693
Less: Management fees waived by the Adviser	(2,742)
Net operating expenses	$19,951
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $29,695 for the period ended December 31, 2024. Our net investment income during the period ended December 31, 2024 was primarily attributed to interest and fee income, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the period ended December 31, 2024 were as follows:

For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Net realized gains (losses) on investments and foreign currencies	$537
Total net realized gains (losses)	$537
Our realized gains (losses) on investments for the period ended December 31, 2024 were derived from the acceleration of OID from repayment activities and the sale of investments.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the period ended December 31, 2024 were as follows:

For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$8,058
Benefit (provision) for income taxes	(948)
Total net change in unrealized appreciation (depreciation)	$7,110
Our net change in unrealized appreciation in our investments for the period ended December 31, 2024 was primarily due to appreciation in market value of several specific assets in the portfolio, offset by a provision for income taxes of $948 that was derived from a transaction prior to our conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities.
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
As of December 31, 2024, we had received capital subscriptions of $380,398 from the investors in the Private Offering.
As of December 31, 2024, we had $21,517 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of December 31, 2024, we had aggregate unfunded commitments of $223,032. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
Financing Arrangements

We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors.

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over a specified reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets (and the ability to enforce the payment thereof) and may ask us to comply with positive or negative covenants that could have an effect on our operations.

On April 1, 2024, KKR Enhanced US EVDL Funding LLC, our wholly-owned subsidiary, entered into a secured revolving credit facility agreement (the “Citibank Credit Facility”) with Citibank, N.A., as lender, to borrow up to $500.0 million, with options to increase the financing commitment up to $1.25 billion. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2027. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2029.

On October 7, 2024, KKR Enhanced US EVDL Funding LLC entered into Amendment no. 1 to the Citibank Credit Facility, amending the spread from 2.65% to 2.15%. No other material terms were altered as a result of this amendment.
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2024:

	December 31, 2024
Debt Obligations	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%	$419,261	$80,739	March 30, 2029
Total			$419,261	$80,739
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
See Note 7 - Debt Obligations to our consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
Subject to applicable legal restrictions, and to the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares. We intend to make monthly distributions to holders of the Common Shares and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. $670 of the distributions paid during the period ended December 31, 2024 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the period ended December 31, 2024:

			For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	38.26	11,379
October 31, 2024	October 31, 2024	November 29, 2024	11.28	3,629
November 27, 2024	November 29, 2024	December 31, 2024	14.25	4,738
December 31, 2024	December 31, 2024	January 31, 2025	13.13	4,525
Total			$106.65	$30,922
See Note 3 to our consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Subsequent events after the reporting date have been evaluated through the date the consolidated financial statements were issued. We have concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in the Notes to Consolidated Financial Statements herein.

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

As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the Notes to Consolidated Financial Statements included herein.

Fair Value Measurements

We are required to report our investments for which current market values are not readily available at fair value. We value our investments in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this report for more information on how we value our investments.

Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Adviser and overseen by the Board in accordance with the Adviser’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Item 1. Business - Determination of Net Asset Value.”

Distributions

Dividends on the Common Shares in amounts representing substantially all of the net investment income, if any, earned each year will be paid at least annually at our discretion. Payments will vary in amount, depending on investment income received and expenses of operation. There can be no assurance that we will have substantial income or pay dividends. We are not a suitable investment for any investor who requires regular dividend income. We intend to pay dividends representing substantially all of the net capital gains, if any, we earn each year at least annually. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distributions.”

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Rather, any tax liability related to income earned and distributed by us would represent obligations of our investors and would not be reflected in our financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of the sum of (i) our investment company taxable income for that year (without regard to the deduction for dividends paid), which is generally our ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income (if any).

In addition, based on the excise tax distribution requirements, we are subject to a 4% nondeductible federal excise tax on undistributed income unless we distribute in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax is considered to have been distributed.
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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments of $223,032.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(18,838)	$(10,482)	$(8,356)	(18.7)%
Down 200 basis points	(15,070)	(8,385)	(6,685)	(15.0)%
Down 150 basis points	(11,303)	(6,289)	(5,014)	(11.2)%
Down 100 basis points	(7,535)	(4,193)	(3,342)	(7.5)%
Down 50 basis points	(3,768)	(2,096)	(1,672)	(3.7)%
Up 50 basis points	3,768	2,096	1,672	3.7%
Up 100 basis points	7,535	4,193	3,342	7.5%
Up 150 basis points	11,303	6,289	5,014	11.2%
Up 200 basis points	15,070	8,385	6,685	15.0%
Up 250 basis points	18,838	10,482	8,356	18.7%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of December 31, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period ended December 31, 2024, we did not engage in interest rate hedging activities.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KKR Enhanced US Direct Lending Fund-L Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of KKR Enhanced US Direct Lending Fund-L Inc. (the "Company"), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations and cash flows, the consolidated statements of changes in net assets, and the financial highlights for the period from April 19, 2024 (commencement of operations) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, the results of its operations and its cash flows, and the changes in its net assets and the financial highlights for the period April 19, 2024 (commencement of operations) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers, and brokers; when replies were not received from loan agents, borrowers, and brokers, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California
March 19, 2025

We have served as the auditor of one or more investment companies within the group of investment companies since 2013.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

December 31, 2024
Assets
Investments, at fair value (cost - $751,121)	$759,122
Cash and cash equivalents	21,517
Subscription receivable	25,000
Interest receivable	5,856
Other assets	8,603
Total assets	820,098

Liabilities
Credit facility	419,261
Distribution payable	4,525
Interest payable	6,749
Deferred tax liability	948
Administration and custody fees payable	246
Due to Adviser	130
Payable for investments purchased	105
Directors’ fees payable	37
Other accrued expenses	1,279
Total liabilities	433,280
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 373,355 shares issued and outstanding	0
Capital in excess of par value	380,384
Retained earnings (accumulated deficit)	6,434
Net Assets	$386,818

Net Asset Value Per Share:
Net asset value, price per share	$1,036.06
See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)

For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Investment income
Interest income	$44,593
Interest income - PIK	993
Fee income	4,060
Total investment income	49,646

Expenses
Interest expense	18,095
Management fee	2,742
Professional fees	1,365
Administration and custody fees	246
Directors’ fees	56
Other expenses	189
Total expenses	22,693
Less: Management fees waived by the Adviser	(2,742)
Net expenses	19,951

Net investment income	29,695

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	537
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	8,058
Benefit (provision) for income taxes	(948)
Net realized and unrealized gains (losses)	7,647

Net increase (decrease) in net assets resulting from operations	$37,342

See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)

For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Increase (decrease) in net assets resulting from operations
Net investment income	$29,695
Net realized gains (losses) on investments and foreign currencies	537
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	8,058
Benefit (provision) for income taxes	(948)
Net increase (decrease) in net assets resulting from operations	37,342

Distributions to shareholders
Net investment income	(30,343)
Capital gains	(579)
Total distributions to shareholders	(30,922)

Shareholder transactions
Subscriptions	380,398
Increase from shareholder transactions	380,398

Net increase (decrease) in net assets	386,818

Net assets:
Beginning of period	—
End of period	$386,818

See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)

For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,342
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(792,156)
Paid-in-kind interest	(993)
Proceeds from sale and repayments of investments	43,543
Net realized gains (losses) on investments and foreign currencies	(537)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(8,058)
Amortization of deferred financing costs	774
Net accretion/amortization of premiums/discounts	(930)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,856)
(Increase) decrease in other assets	(4,131)
Increase (decrease) in interest payable	6,749
Increase (decrease) in other accrued expenses	1,279
Increase (decrease) in deferred tax liability	948
Increase (decrease) in administration and custody fees payable	246
Increase (decrease) in payable for investments purchased	105
Increase (decrease) in due to Adviser	130
Increase (decrease) in Directors’ fees payable	37
Net cash provided by (used in) operating activities	(721,508)
Cash flows from financing activities:
Subscription for shares	329,001
Proceeds from credit facility	586,334
Repayments of credit facility	(167,000)
Deferred financing costs paid	(5,246)
Net cash provided by (used in) financing activities	743,089

Effect of exchange rate changes on cash	(64)
Net Increase (Decrease) in Cash and Cash Equivalents	21,517
Cash and Cash Equivalents:
Beginning balance	—
Ending balance	$21,517
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$10,572
Reinvestment of distributions	$26,397

See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par	Fair Value	Footnotes
Senior Secured Loans- First Lien - 196.3%
Aerospace & Defense - 0.4%
Karman Space Inc	Revolver 1L 12/20	SOFR +	6.25%		3/20/2026	$87	$87	(a)(b)
Karman Space Inc	TL 1L 12/20	SOFR +	6.25%		3/20/2026	1,332	1,332	(a)(b)

Air Freight & Logistics - 13.1%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	2,830	(a)(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,418	6,851	(a)(b)(f)
CSafe Global	TL 1L 03/24 Incremental	SOFR +	5.75%		12/14/2028	38,832	39,220	(a)(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,643	1,659	(a)(b)

Application Software - 13.8%
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	—	(a)(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.25% PIK)	1/17/2031	6,528	6,594	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	4,612	4,641	(a)(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	1,407	3	(a)(b)(c)(d)
Med-Metrix	Revolver 1L 09/21	SOFR +	5.00%		9/15/2027	98	—	(a)(b)(c)
Med-Metrix	TL 1L 09/21	SOFR +	5.00%		9/15/2027	757	765	(a)(b)
Med-Metrix	TL 1L 06/24	SOFR +	5.00%		9/15/2027	13,807	13,986	(a)(b)
Med-Metrix	TL 1L DD 09/21	SOFR +	5.00%		9/15/2027	385	390	(a)(b)
Misys Ltd	Revolver 1L 09/23	SOFR +	7.25%		9/13/2029	1,321	821	(a)(b)(c)(h)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	12,636	12,888	(a)(b)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	3.25%	(3.00% PIK)	11/8/2029	9,267	9,360	(b)(d)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	—	(a)(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,429	(a)(b)
Spins LLC	Revolver 1L 01/21	SOFR +	5.50%		1/20/2027	195	—	(a)(b)(c)
Spins LLC	TL 1L 01/21	SOFR +	5.50%		1/20/2027	1,536	1,536	(a)(b)
Spins LLC	TL 1L DD 02/22 (Add-on)	SOFR +	5.50%		1/20/2027	182	82	(a)(b)(c)

Asset Management & Custody Banks - 1.3%
Rockefeller Capital Management LP	TL 1L 04/24	SOFR +	4.75%		4/4/2031	5,022	5,072	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 12/24	SOFR +	4.75%		4/4/2031	1,797	18	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Cargo Ground Transportation - 3.7%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	5.75%	12/3/2026	199	131	(a)(b)(c)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	5.75%	12/3/2026	10,375	10,375	(a)(b)
Heniff Transportation Systems LLC	TL 1L 03/21 (add on)	SOFR +	5.75%	12/3/2026	239	239	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	5.00%	5/4/2029	287	—	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	5.00%	5/6/2030	337	339	(a)(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	5.00%	5/6/2030	2,343	2,355	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	5.00%	5/6/2030	355	357	(a)(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	5.00%	5/6/2030	1,621	686	(a)(b)(c)

Commercial & Residential Mortgage Finance - 1.8%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	5.00%	12/5/2030	241	—	(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	5.00%	12/5/2030	7,002	6,932	(b)

Construction & Engineering - 8.9%
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%	6/17/2030	989	(6)	(a)(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%	6/17/2031	8,071	8,020	(a)(b)
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%	6/17/2031	1,583	(10)	(a)(b)(c)
Woolpert Inc	Revolver 1L 05/24	SOFR +	5.00%	4/5/2029	3,865	135	(a)(b)(c)
Woolpert Inc	TL 1L 05/24	SOFR +	5.00%	4/5/2030	24,710	25,036	(a)(b)
Woolpert Inc	TL 1L DD 05/24	SOFR +	5.00%	4/5/2030	7,725	1,333	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 1.1%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%	10/30/2029	4,281	4,179	(a)(b)
Shaw Development LLC	TL 1L DD 10/23	SOFR +	6.00%	10/30/2029	514	(12)	(a)(b)(c)

Consumer Finance - 4.2%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.50%	8/18/2031	1,209	79	(b)(c)
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.50%	11/17/2031	5,039	4,989	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.50%	11/17/2031	6,047	(60)	(b)(c)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%	8/29/2031	1,030	135	(a)(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%	8/29/2031	4,664	4,655	(a)(b)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%	8/29/2031	2,741	862	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	5.00%	10/4/2028	131	—	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	5.00%	10/4/2028	4,937	4,970	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	5.00%	10/4/2028	598	434	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	5.00%	10/4/2028	2,901	(7)	(a)(b)(c)

Diversified Financial Services - 1.5%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,781	5,821	(a)(b)

Diversified Support Services - 20.0%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	705	(a)(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,647	13,666	(a)(b)
Apex Service Partners LLC	TL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,130	3,135	(a)(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,292	2,411	(a)(b)(c)
Lexitas Inc	TL 1L DD 11/22	SOFR +	6.25%	5/18/2029	350	354	(a)(b)
Lexitas Inc	TL 1L DD 03/23	SOFR +	6.25%	5/18/2029	187	189	(a)(b)
Lexitas Inc	TL 1L DD 03/24	SOFR +	6.25%	5/18/2029	34,929	2,170	(a)(b)(c)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	6.50%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	6.50%	11/22/2029	2,619	2,645	(a)(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	6.50%	11/22/2029	733	741	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	6.00%	11/21/2029	2,008	696	(a)(b)(c)
Service Express Inc	Revolver 1L 08/24	SOFR +	4.75%	8/15/2031	2,664	376	(a)(b)(c)
Service Express Inc	TL 1L 08/24	SOFR +	4.75%	8/15/2031	19,578	19,479	(a)(b)
Service Express Inc	TL 1L DD 08/24	SOFR +	4.75%	8/15/2031	4,661	(23)	(a)(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%	9/10/2031	3,793	867	(a)(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%	9/10/2031	29,799	29,944	(a)(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%	9/10/2031	1,757	125	(a)(b)(c)

Education Services - 3.2%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	—	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,477	11,488	(a)(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	2,997	960	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Electrical Components & Equipment - 5.7%
Clarience Technologies LLC	Revolver 1L 02/24	SOFR +	5.75%	2/13/2030	2,365	—	(a)(b)(c)
Clarience Technologies LLC	TL 1L 02/24	SOFR +	5.75%	2/13/2031	21,713	21,930	(a)(b)
Clarience Technologies LLC	TL 1L DD 02/24	SOFR +	5.75%	2/13/2031	2,365	24	(a)(b)(c)

Electronic Equipment & Instruments - 0.2%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	393	(a)(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	496	514	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 08/22	SOFR +	5.25%	8/12/2029	20	—	(a)(b)(c)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/12/2029	4,972	9	(a)(b)(c)

Environmental & Facilities Services - 5.3%
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	5.00%	8/27/2031	1,893	835	(a)(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	5.00%	8/27/2031	11,358	11,254	(a)(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	5.00%	8/27/2031	2,839	(26)	(a)(b)(c)
Heritage Environmental Services Inc	Revolver 1L 01/24	SOFR +	5.50%	1/31/2030	1,074	—	(a)(b)(c)
Heritage Environmental Services Inc	TL 1L 01/24	SOFR +	5.25%	1/31/2031	6,634	6,701	(a)(b)
Heritage Environmental Services Inc	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,777	1,790	(a)(b)
Heritage Environmental Services Inc	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	944	7	(a)(b)(c)

Food Distributors - 1.2%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%	10/31/2028	4,163	4,117	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%	10/31/2028	535	529	(b)

Health Care Equipment - 2.9%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%	2/28/2030	1,449	—	(a)(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.50%	2/28/2031	10,336	10,439	(a)(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%	2/28/2031	1,933	696	(a)(b)(c)

Health Care Facilities - 1.3%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%	5/7/2026	44	4	(a)(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%	5/7/2027	462	462	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%	5/7/2027	95	95	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par	Fair Value	Footnotes
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%		5/7/2027	20	20	(a)(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,478	4,478	(b)

Health Care Services - 16.0%
Affordable Care Inc	TL 1L 08/21	SOFR +	5.50%		8/2/2028	3,241	3,236	(a)(b)
Affordable Care Inc	TL 1L DD 08/21	SOFR +	5.50%		8/2/2028	875	874	(a)(b)
Affordable Care Inc	TL 1L DD 08/23	SOFR +	5.50%		8/2/2028	949	948	(a)(b)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.25%		2/25/2028	3,843	3,843	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.25%		2/25/2028	315	315	(a)(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	416	406	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	6.40%		4/3/2028	3,804	3,720	(a)(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	207	202	(a)(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	6.50%		4/3/2028	3,210	3,148	(a)(b)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	—	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,848	15,990	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	5,529	1,178	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,289	2,310	(a)(b)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,675	25,675	(a)(b)

Health Care Technology - 7.6%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	—	(a)(b)(c)
Netsmart Technologies Inc	TL 1L 08/24	SOFR +	2.50%	(2.70% PIK)	8/25/2031	29,234	29,234	(a)(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24	SOFR +	2.50%	(2.70% PIK)	8/25/2031	3,871	—	(a)(b)(c)(d)

Hotels, Resorts & Cruise Lines - 1.2%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%		11/5/2029	562	—	(a)(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%		11/5/2029	4,449	4,493	(a)(b)

Human Resource & Employment Services - 3.6%
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%		9/22/2028	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%		9/22/2028	6,516	6,516	(a)(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%		8/17/2027	94	—	(a)(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-On)	SOFR +	6.00%		8/17/2027	3,559	3,559	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,051	1,051	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,723	2,777	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	88	88	(a)(b)

Insurance Brokers - 20.7%
Alera Group Intermediate Holdings Inc	TL 1L 09/21	SOFR +	5.25%	10/2/2028	1,380	1,380	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L 08/22	SOFR +	5.25%	10/2/2028	467	472	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 09/21	SOFR +	5.25%	10/2/2028	747	747	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 12/21	SOFR +	5.25%	10/2/2028	1,877	1,877	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 08/22	SOFR +	5.25%	10/2/2028	937	946	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 11/23	SOFR +	5.75%	10/2/2028	1,609	1,539	(a)(b)(c)
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	5.50%	12/20/2029	538	—	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	5.25%	12/20/2030	2,490	2,515	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	5.25%	12/20/2030	2,368	2,311	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	5.00%	12/20/2030	4,607	28	(a)(b)(c)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	5.25%	10/29/2029	1,127	—	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	5.25%	10/29/2030	4,136	4,153	(a)(b)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	5.25%	10/29/2030	20	19	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	5.25%	10/29/2030	296	297	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	5.25%	10/29/2030	9	9	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	5.25%	10/29/2030	3,112	3,125	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	5.25%	10/29/2030	3,006	1,545	(a)(b)(c)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	1,260	105	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	13,715	13,715	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	800	800	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 02/24	SOFR +	4.50%	9/29/2028	4,401	79	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD 03/24	SOFR +	4.75%	11/24/2028	4,572	1,324	(a)(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/28/2028	1,158	—	(a)(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/25/2028	14,652	14,652	(a)(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/28/2028	8,843	—	(a)(b)(c)
RSC Insurance Brokerage Inc	Revolver 1L 11/19	SOFR +	4.75%	11/1/2029	1,911	—	(b)(c)
RSC Insurance Brokerage Inc	TL 1L 09/19	SOFR +	4.75%	11/1/2029	9,583	9,662	(b)
RSC Insurance Brokerage Inc	TL 1L 11/21	SOFR +	4.75%	11/1/2029	1,571	1,584	(b)
RSC Insurance Brokerage Inc	TL 1L B 09/20 (Upsize)	SOFR +	4.75%	11/1/2029	942	950	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
RSC Insurance Brokerage Inc	TL 1L DD 10/23 (Tranche 2)	SOFR +	4.75%	11/1/2029	7,009	7,066	(b)
RSC Insurance Brokerage Inc	TL 1L DD 08/24	SOFR +	4.75%	11/1/2029	12,717	104	(b)(c)
RSC Insurance Brokerage Inc	TL 1L DD-2 11/23	SOFR +	4.75%	11/1/2029	6,594	6,648	(b)
RSC Insurance Brokerage Inc	TL 1L DD2 11/24	SOFR +	4.75%	11/1/2029	2,263	2,281	(b)(c)

Interactive Media & Services - 0.5%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(66)	(a)(b)(c)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	1,156	1,156	(a)(b)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%	12/29/2025	919	919	(a)(b)

IT Consulting & Other Services - 1.1%
New Era Technology Inc	TL 1L 04/21	SOFR +	6.25%	10/31/2026	1,636	1,603	(a)(b)
New Era Technology Inc	TL 1L DD 04/21	SOFR +	6.25%	10/31/2026	1,584	1,553	(a)(b)
New Era Technology Inc	TL 1L DD 04/22	SOFR +	6.25%	10/31/2026	1,211	1,187	(a)(b)

Personal Care Products - 3.3%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%	11/30/2026	8,368	8,181	(a)(b)
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 09/23	SOFR +	6.25%	11/30/2026	4,495	4,395	(a)(b)

Property & Casualty Insurance - 7.6%
Alacrity Solutions Group LLC	TL 1L 12/21	SOFR +	5.25%	12/22/2028	4,455	3,169	(b)(i)
J S Held LLC	Revolver 1L 10/24	SOFR +	5.50%	6/1/2028	1,444	—	(a)(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	5.50%	6/1/2028	25,056	25,151	(a)(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	5.50%	6/1/2028	4,181	1,129	(b)(c)

Publishing -5.5%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%	8/31/2028	1,211	—	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	5.75%	9/3/2030	14,810	15,081	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%	9/3/2030	6,114	6,226	(b)

Real Estate Services - 0.7%
SitusAMC Holdings Corp	TL 1L 12/21	SOFR +	5.50%	12/22/2027	2,546	2,567	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Research & Consulting Services - 4.4%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%	8/31/2028	5,942	5,951	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6..25%	5/4/2027	1,096	1,096	(a)(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%	5/4/2027	2,271	2,271	(a)(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%	5/4/2027	7,473	7,623	(a)(b)

Specialized Consumer Services - 9.9%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/24	SOFR +	5.00%	12/21/2027	255	51	(a)(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/24	SOFR +	5.00%	12/1/2028	4,907	4,956	(a)(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%	8/22/2030	2,871	281	(b)(c)
Legends Hospitality LLC	TL 1L 08/24	SOFR +	5.00%	8/22/2031	24,579	24,525	(b)
Legends Hospitality LLC	TL 1L DD 08/24	SOFR +	5.00%	8/22/2031	1,436	(3)	(b)(c)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%	7/25/2028	1,721	1,733	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%	7/25/2028	2,620	2,639	(a)(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%	7/25/2028	7,806	4,267	(a)(b)(c)

Specialty Chemicals - 4.7%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	4.75%	6/13/2031	3,054	—	(a)(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	4.50%	6/13/2031	18,265	18,308	(a)(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	4.75%	6/13/2031	3,054	7	(a)(b)(c)

Systems Software - 14.5%
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%	3/9/2029	4,430	4,307	(a)(b)
OEConnection LLC	Revolver 1L 04/24	SOFR +	5.00%	4/22/2031	2,002	(20)	(a)(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	5.00%	4/22/2031	18,360	18,180	(a)(b)
OEConnection LLC	TL 1L DD 04/24	SOFR +	5.00%	4/22/2031	3,203	(31)	(a)(b)(c)
OEConnection LLC	TL 1L DD 12/24	SOFR +	5.00%	4/22/2031	627	(3)	(a)(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	5.00%	11/21/2031	2,339	(12)	(b)(c)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	5.00%	11/21/2031	8,480	10,563	(b)(f)
Veriforce LLC	TL 1L 11/24 USD	SOFR +	5.00%	11/21/2031	23,157	23,041	(b)
Veriforce LLC	TL 1L DD-2 11/24 USD	SOFR +	5.00%	11/21/2031	2,924	(15)	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
Trading Companies & Distributors - 5.4%
Individual FoodService	TL 1L B 10/24	SOFR +	5.00%	10/31/2029	15,696	15,738	(a)(b)
Individual FoodService	TL 1L DD B 10/24	SOFR +	5.00%	10/31/2029	462	101	(a)(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%	4/1/2028	384	77	(a)(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%	4/1/2029	5,014	5,014	(a)(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	5.50%	4/1/2029	16,528	—	(b)(c)
Total Senior Secured Loans - First Lien (Amortized Cost $751,121)						$759,122
TOTAL INVESTMENTS (Cost $751,121) - 196.3%						$759,122

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 5.2%
U.S. Government Securities - 5.2%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	20,294,569	$20,295	(e)
TOTAL MONEY MARKET FUND (Cost $20,295)			$20,295

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $771,416) - 201.5%			$779,417
LIABILITIES EXCEEDING OTHER ASSETS, NET - (101.5%)			(392,599)
NET ASSETS - 100.0%			$386,818

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of December 31, 2024 was 4.5%.
SONIA	Sterling Overnight Index Average as of December 31, 2024 was 4.7%.
EURIBOR	Euro Interbank Offered Rate as of December 31, 2024 was 2.7%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of December 31, 2024 was 4.1%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2024, 98.3% of the Company's total assets represented qualifying assets.

(i)	Asset is on non-accrual status.
See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Organization
KKR Enhanced US Direct Lending Fund-L Inc. (the “Company”) was formed on December 22, 2023 as a statutory trust under the laws of the state of Delaware. The Company is an externally managed, non-diversified, closed-end management investment company, which converted into a Delaware corporation and commenced investment operations on April 19, 2024. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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

For the period ended December 31, 2024, there have been no significant changes to the Company’s fair value methodologies.

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

Recent Accounting Pronouncements - In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 11 for more information on the effects of the adoption of ASU 2023-07.
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
At December 31, 2024, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the period ended December 31, 2024:

	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Subscriptions - Common Shares(1)	Share	Amount
December 31, 2024	373,355	$380,398
Total	373,355	$380,398
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.
The following table reflects the distributions per share that the Company has declared on its Common Shares during the period ended December 31, 2024:

			For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	38.26	11,379
October 31, 2024	October 31, 2024	November 29, 2024	11.28	3,629
November 27, 2024	November 29, 2024	December 31, 2024	14.25	4,738
December 31, 2024	December 31, 2024	January 31, 2025	13.13	4,525
Total			$106.65	$30,922
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
During the period ended December 31, 2024, the Adviser earned a Management Fee of $2,742 and waived fees of $2,742.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2024, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.
Note 5. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024:

	December 31, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$751,121	$759,122	97.4%
Money Market Fund	20,295	20,295	2.6%
Total	$771,416	$779,417	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024:

	December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Insurance Brokers	$79,933	10.5%
Diversified Support Services	77,480	10.2%
Health Care Services	61,845	8.1%
Systems Software	56,010	7.4%
Application Software	53,495	7.0%
Air Freight & Logistics	50,560	6.7%
Specialized Consumer Services	38,449	5.1%
Construction & Engineering	34,508	4.5%
Property & Casualty Insurance	29,449	3.9%
Health Care Technology	29,234	3.9%
Electrical Components & Equipment	21,954	2.9%
Publishing	21,307	2.8%
Trading Companies & Distributors	20,930	2.8%
Environmental & Facilities Services	20,561	2.7%
Specialty Chemicals	18,315	2.4%
Research & Consulting Services	16,941	2.2%
Consumer Finance	16,057	2.1%
Cargo Ground Transportation	14,482	1.9%
Human Resource & Employment Services	13,991	1.8%
Personal Care Products	12,576	1.7%
Education Services	12,448	1.6%
Health Care Equipment	11,135	1.5%
Commercial & Residential Mortgage Finance	6,932	0.9%
Diversified Financial Services	5,821	0.8%
Asset Management & Custody Banks	5,090	0.7%
Health Care Facilities	5,059	0.7%
Food Distributors	4,646	0.6%
Hotels, Resorts & Cruise Lines	4,493	0.6%
IT Consulting & Other Services	4,343	0.6%
Construction Machinery & Heavy Transportation Equipment	4,167	0.5%
Real Estate Services	2,567	0.3%
Interactive Media & Services	2,009	0.3%
Aerospace & Defense	1,419	0.2%
Electronic Equipment & Instruments	916	0.1%
Total	$759,122	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Fair Value
The following table presents information about the Company’s assets measured on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$759,122	$759,122
Money Market Fund	20,295	—	—	20,295
Total Investments including Money Market Fund	$20,295	$—	$759,122	$779,417

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Senior Secured Loans - First Lien
Balance as of April 19, 2024	$—
Purchases	792,156
Paid-in-kind interest	993
Sales and repayments	(43,543)
Accretion of discount (amortization of premium)	930
Net change in unrealized appreciation (depreciation)	8,001
Net realized gain (loss)	585
Balance as of December 31, 2024	$759,122

Net unrealized appreciation (depreciation) of investments held at December 31, 2024	$8,001

No securities were transferred into or out of the Level 3 hierarchy during the period ended December 31, 2024.
The following table presents additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of December 31, 2024:

Financial Asset	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$759,122	Yield Analysis	Yield	8.30% - 12.50% (9.60%)	Decrease
			Discount Margin	0.43% - 3.40% (1.37%)	Decrease
			EBITDA Multiple	7.25x - 25.50x (14.10x)	Increase
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
On October 7, 2024, KKR Enhanced US EVDL Funding LLC entered into Amendment No. 1 to the Citibank Credit Facility, amending the spread from 2.65% to 2.15%. No other material terms were altered as a result of this amendment.
The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 2.15%. Commitment fees accrue at a rate of 0.35%, 0.50% or 1.25%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of December 31, 2024, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility for the period ended December 31, 2024 were as follows:

Stated interest expense	$16,660
Unused commitment fees	661
Amortization of deferred financing costs	774
Total interest expense	$18,095
Weighted average interest rate	6.9%
Average Borrowings Outstanding	$314,719

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of December 31, 2024. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
December 31, 2024	$419,261	$1,923
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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of December 31, 2024, total unfunded commitments and fair value on these credit agreements were $223,032 and $389, respectively.

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

Note 9. Federal Income Taxes

The timing and characterization of certain income, capital gains, and return of capital distributions are determined annually in accordance with federal tax regulations, which may differ from GAAP. As a result, the net investment income/loss and net realized gain/loss on investment transactions for a reporting period may differ significantly from distributions during such period. These book to tax differences may be temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in capital or distributable earnings, as appropriate, in the period in which the differences arise.

As of December 31, 2024, the Company’s most recent fiscal year end, the following permanent differences have been reclassified (to)/from the following accounts:

Distributable Earnings	Paid-in Capital
$14	$(14)

The tax character of distributions declared for the period ended December 31, 2024 are as follows:

Period Ended	Ordinary Income	Return of Capital	Total
December 31, 2024*	$30,252	$670	$30,922
* The final tax character of any distribution declared in 2024 will be determined in January 2025 and reported to shareholders on IRS Form 1099-DIV in accordance with federal income tax regulations.

As of December 31, 2024, the components of accumulated distributable earnings on a tax basis for the Company are as follows:

Undistributed Ordinary Income	Net Unrealized Appreciation	Other Temporary Differences	Total Accumulated Gains
$—	$8,058	$1,624	$6,434

Net capital losses earned may be carried forward indefinitely and must retain the character of the original loss. As of December 31, 2024, the Company had no non-expiring capital loss carry-forwards.

As of December 31, 2024, the total cost of securities for federal income tax purposes and the aggregate gross unrealized appreciation and depreciation for securities held by the Company are as follows:

Federal Tax Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation
$771,359	$9,893	$(1,835)	$8,058

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $948 as of December 31, 2024. The Company recorded a provision for income taxes of $948 for the period ended December 31, 2024.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the period ended December 31, 2024:

For the Period from April 19, 2024 (Commencement of Investment Operations) to December 31, 2024
Common Shares(1)
Per Share Operating Performance(2)
Net asset value, beginning of period	$1,000.00
Income from investment operations:
Net investment income	105.18
Net realized and unrealized gains (losses)	37.53
Total investment from operations	142.71

Distributions from:
Net investment income	(104.97)
Capital gains	(1.68)
Total distributions	(106.65)
Net asset value, end of period	$1,036.06
Total return(3)	14.27%

Ratio to average net assets
Expenses, before waiver(4)	10.61%
Expenses, after waiver(4)	9.33%
Net investment income, before waiver(4)	12.01%
Net investment income, after waiver(4)	13.29%
Supplemental data
Net asset value, end of period	$386,818
Portfolio turnover rate(3)	7.33%
____________________
(1)Common Shares commenced investment operations on April 19, 2024.
(2)Per share calculations were performed using the average shares outstanding for the period.
(3)Total return and portfolio turnover rate are for the period indicated and have not been annualized. Total return assumes a purchase of common shares at the net asset value on the first day and a sale at the net asset value on the last day of each period reported on the table. Total return assumes reinvestment of distributions.
(4)Annualized.
Note 11. Segment Reporting
The Chief Executive Officer acts as the Company’s CODM and is responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment strategy as disclosed in its prospectus, against which the CODM assesses the performance. The financial information provided to and reviewed by the CODM, including the measure of segment profit and segment asset, is presented within the Company’s consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Subsequent Events
Subsequent events after the reporting date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance.
(in thousands, except share amounts)

Board of Directors and Executive Officers

Directors

Our business and affairs are managed under the direction of our Board of Directors. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of the Adviser’s valuation of our assets, oversight of our financing arrangements and corporate governance activities. The Board consists of four Directors, three of whom are Independent Directors. The Board elects our executive officers, who serve at the discretion of the Board of Directors.

Information regarding the Board of Directors as of December 31, 2024 is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation(s) During the Past Five Years	Other Directorships Held by Director During the Past Five Years
Independent Directors
Catherine B. Sidamon-Eristoff	1964	Director	Since 2024
Treasurer and Board Member, C-Change Conversations (non-profit organization since 2017); Board Member, FlexPaths LLC (workplace strategy and consulting firm since 2008); Managing Director, Constellation Wealth Advisors (financial services firm) (2007-2015).
					KKR US Direct Lending Fund-U Inc.; KKR Credit Opportunities Portfolio; KKR Income Opportunities Fund; KKR Asset-Based Income Fund
James H. Kropp	1949	Director	Since 2024
Trustee, AMH (formerly American Homes 4 Rent) (since 2012); Director, FS KKR Capital Corp. (since 2018); Director, KKR Real Estate Select Trust Inc. (since 2020); Director, PS Business Parks Inc. (1998 – 2021); CFO, Microproperties LLC (2012 – 2019); CIO, SLKW Investments LLC (2009 – 2019).

AMH (formerly American Homes 4 Rent); PS Business Parks, Inc.; FS KKR Capital Corp; KKR FS Income Trust; KKR FS Income Trust Select; KKR US Direct Lending Fund-U Inc.; KKR Real Estate Select Trust Inc.; KKR Asset-Based Income Fund

Elizabeth J. Sandler	1970	Director	Since 2024	CEO, Echo Juliette LLC (since 2019); NED, essensys PLC (since 2020); Board Member, Scholars of Finance (since 2020); Managing Director, The Blackstone Group (2016 -2018).	FS KKR Capital Corp.; KKR FS Income Trust; KKR FS Income Trust Select; KKR US Direct Lending Fund-U Inc.; KKR Asset-Based Income Fund
Interested Directors
Ryan L.G. Wilson	1977	Director and Chair	Since 2024	Managing Director, KKR (since 2006).	KKR US Direct Lending Fund-U Inc.; KKR Asset-Based Income Fund

The address for each director is c/o KKR Enhanced US Direct Lending Fund-L Inc., 555 California Street, 50th Floor, San Francisco, California 94104, Attn: General Counsel. Effective upon and following the occurrence of the earlier of (a) a listing of any class of the Company’s Shares on a national securities exchange, if any, and (b) the date of notice of the Company’s first annual meeting of shareholders, the Board will be divided into three classes, with the terms of one class expiring at each annual meeting of shareholders.

Biographical Information

The Board of Directors has determined that each of the above-listed Directors is qualified to serve as our Directors, based on a review of the experience, qualifications, attributes and skills of each Director, including those described below. The Board of Directors has determined that each Director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our Directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management.

The following is information concerning the business experience of our Board of Directors. Our Directors have been divided into two groups – interested Directors and Independent Directors. “Interested Directors” are “interested persons” as defined in the 1940 Act.

Interested Directors

Ryan L.G. Wilson, an Interested Director, joined KKR Credit Advisors (US) LLC in 2006 and is a Managing Director of KKR, Chief Operating Officer of KKR Private Credit, and Co-Chief Operating Officer of FS KKR Capital Corp. Mr. Wilson served as Corporate Capital Trust’s Chief Operating Officer prior to its merger with FS KKR Capital Corp. and has held various senior roles across KKR Credit Advisors (US) LLC. Prior to KKR, Mr. Wilson was with PricewaterhouseCoopers, serving a variety of clients across industries. Mr. Wilson holds a B.A. in Economics with honors from Wilfrid Laurier University and a MAcc in Accounting from the University of Waterloo. He also is a CFA Charterholder, Chartered Professional Accountant and a Chartered Accountant.

Independent Directors
Catherine B. Sidamon-Eristoff, an Independent Director, is an independent director on the board of directors of KKR Income Opportunities Fund (“KIO”) and KKR Credit Opportunities Portfolio (“KCOP”). She has served on the board of directors of KKR Asset-Based Income Fund and KKR US Direct Lending Fund-U Inc. since 2023. She is a Board Member of FlexPaths LLC, a workplace strategy and consulting firm. She is Treasurer and a Board Member of C-Change Conversations, a non-profit organization promoting non-partisan dialogue on climate change and energy. Previously, Ms. Sidamon-Eristoff was a Managing Director of Constellation Wealth Advisors from 2007 until its sale in 2015 to First Republic Bank. She started her career in 1987 at Morgan Stanley, spending most of it in Private Wealth Management, first as a fixed income portfolio manager, then as a Managing Director and head of the New York and other offices. She retired in 2005 as an Advisory Director. Ms. Sidamon-Eristoff has served on the boards of numerous non-profit organizations in New York and New Jersey. She holds a B.A. in Political Science from Duke University and an M.B.A. from the Fuqua School of Business at Duke University.

James H. Kropp, an Independent Director, has served on the board of directors for FS KKR Capital Corp. (“FSK”) since 2018, serves on the board of trustees for KKR FS Income Trust and KKR FS Income Trust Select, served as an independent director of Corporate Capital Trust, Inc. from 2011 until the merger of FSK and CCT in 2018, and served as an independent trustee for Corporate Capital Trust II from 2015 until its merger with FS KKR Capital Corp. II (“FSKR”) in 2019. Mr. Kropp has served as lead independent director of KKR Real Estate Select Trust since its founding in 2021. He has served on the board of directors of KKR Asset-Based Income Fund and KKR US Direct Lending Fund-U Inc. since 2023. Mr. Kropp previously served as chief investment officer of SLKW Investments LLC, a position he held from 2009 until his retirement in 2019 and was chief financial officer of Microproperties LLC from 2012 to 2019. From 1998 to 2021, Mr. Kropp was a director, chair of the Compensation committee, and a member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares were listed on the New York Stock Exchange (“NYSE”) until its acquisition. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent and chairman of its audit committee at its founding in November 2012. Mr. Kropp became lead independent director of KKR Real Estate Select Trust since its founding in 2021. Mr. Kropp was also a member of the board of directors of FSKR until the merger. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.

Elizabeth J. Sandler, an Independent Director, has served on the board of directors for FSK since 2019, serves on the board of trustees for KKR FS Income Trust and KKR FS Income Trust Select, and is the founder and has served as the chief executive officer of Echo Juliette, a consultant and adviser on workplace investments spanning executive coaching, employee productivity and physical space, since January 2019. She has served on the board of directors of KKR Asset-Based Income Fund and KKR US Direct Lending Fund-U Inc. since 2023. Prior to founding Echo Juliette, Ms. Sandler served as managing director of The Blackstone Group and Chief Operating Officer of its Blackstone Real Estate Debt

Strategies business from September 2016 to August 2018. Prior to joining The Blackstone Group, she worked at Deutsche Bank from November 2000 to August 2016, including serving at different times as a managing director and global chief operating officer of the Risk Division, Structure Finance business and Commercial Real Estate business, among other roles. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler was also a member of the board of directors of FSKR until the merger with Corporate Capital Trust II. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Executive Officers Who are Not Directors

Information regarding our executive officers who are not Directors is as follows as of December 31, 2024:

Name and Year of Birth	Position(s) with Company	Length of Time Served	Principal Occupation(s) During Past Five Years
George Mueller (1982)	President and Chief Executive Officer	Since Inception	Managing Director, KKR Credit Advisors (US) LLC (since 2009).
Thomas Murphy (1966)	Treasurer, Chief Financial Officer and Chief Accounting Officer	Since Inception	Managing Director, (Finance & Accounting), KKR Credit Advisors (US) LLC (since 2012); Chief Financial Officer, KKR Financial Holdings LLC (since 2009).
Michael Nguyen (1982)	Chief Compliance Officer	Since Inception	Director, KKR Credit Advisors (US) LLC (since 2013); Secretary and Vice President, KKR Credit Opportunities Portfolio (2019-2022).
Lori Hoffman (1988)	General Counsel and Secretary	Since Inception	Director, KKR Credit Advisors (US) LLC (since 2020); Associate, Dechert LLP (2013-2020).
____________________
The address for each executive officer is c/o KKR Credit Advisors (US) LLC, 555 California Street 50th Floor, San Francisco, CA 94104.

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board of Directors by mail. To communicate with the Board of Directors, any individual Directors or any group or committee of Directors, correspondence should be addressed to the Board of Directors or any such individual Directors or group or committee of Directors by either name or title. All such correspondence should be sent c/o KKR Enhanced US Direct Lending Fund-L Inc., 555 California Street, 50th Floor, San Francisco, California 94104, Attn: General Counsel.

Board Committees

In addition to serving on the Board, the Independent Directors also serve on the following committees, which have been established by the Board to handle certain designated responsibilities. The Board has designated a chair of each committee. The Board may establish additional committees, change the membership of any committee, fill all vacancies and designate alternate members to replace any absent or disqualified member of any committee or to dissolve any committee as it deems necessary and in the Company’s best interest.

Audit Committee

The members of the Company’s Audit Committee (the “Audit Committee”) are James H. Kropp, Elizabeth J. Sandler, and Catherine B. Sidamon-Eristoff, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. James H. Kropp serves as chair of the Audit Committee. The Board has determined that Mr. Kropp is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approving professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), reviewing the independence of the Company’s independent registered public accounting firm and reviewing the adequacy of the Company’s internal controls over financial reporting. No member of the Audit Committee is an “interested person” of the Company.

Nominating Committee

The members of the Company’s Nominating Committee (the “Nominating Committee”) are James H. Kropp, Elizabeth J. Sandler, and Catherine B. Sidamon-Eristoff, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act. Elizabeth J. Sandler serves as chair of the Nominating Committee. The Nominating Committee operates pursuant to a written charter and meets periodically as necessary. The Nominating Committee is responsible for selecting, researching, and nominating directors for election by shareholders, periodically reviewing the composition of the Board in light of the current needs of the Board and the Company, and determining whether it may be appropriate to add or remove individuals after considering issues of judgment, diversity, age, skills, background and experience. The Nominating Committee will consider proposed nominations for directors by shareholders who have sent nominations (which include the biographical information and the qualifications of the proposed nominee) to President of the Company, as the Nominating Committee deems appropriate. No member of the Nominating Committee is an “interested person” of the Company.

Board Leadership Structure

The Board is currently composed of four Directors, three of whom are Independent Directors. The Company’s business and affairs are managed under the direction of its Board. Among other things, the Board sets broad policies for the Company and approves the appointment of the Company’s Administrator and officers. The role of the Board, and of any individual Director, is one of oversight and not of management of the Company’s day-to-day affairs.

Under the Company’s Bylaws, the Board may designate one of the Directors as chair to preside over meetings of the Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by the Board. Presently, Ryan L. G. Wilson serves as Chair of the Board and is an Interested Director by virtue of his employment relationship with an affiliate of the Adviser. The Board believes that it is in the best interests of the Company and its shareholders for Mr. Wilson to serve as Chair of the Board because of his significant experience in matters of relevance to the Company’s business. The Board believes that flexibility to determine its Chair and to recognize its leadership structure is in the best interests of the Company and its shareholders at this time.

All of the Independent Directors play an active role on the Board. The Independent Directors compose a majority of the Board and will be closely involved in all material deliberations related to the Company. The Board believes that, with these practices, each Independent Director has an equal involvement in the actions and oversight role of the Board and equal accountability to the Company and its shareholders. The Independent Directors are expected to meet separately (i) as part of each regular Board meeting and (ii) with the Company’s Chief Compliance Officer, as part of at least one Board meeting each year.

The Board believes that its leadership structure is the optimal structure for the Company at this time. The Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of the Company.

Board Role in Risk Oversight

The Directors will meet periodically throughout the year to discuss and consider matters concerning the Company and to oversee the Company’s activities, including its investment performance, compliance program and risks associated with its activities. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk and business continuity risk). The Board implements its risk oversight function both as a whole and through its committees. The Board has adopted, and periodically reviews, policies and procedures designed to address risks associated with the Company’s activities. In the course of providing oversight, the Board and its committees will receive reports on the Company’s and the Adviser’s activities, including reports regarding the Company’s investment portfolio and financial accounting and reporting. The Board also receives a quarterly report from the Company’s chief compliance officer, who reports on the Company’s compliance with the federal and state securities laws and its internal compliance policies and procedures as well as those of the Adviser, and the Company’s Administrator. The Audit Committee’s meetings with the Company’s independent registered public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with the Adviser to receive reports regarding the Company’s operations, including reports on certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior members of Company management.

The Board believes that this role in risk oversight is appropriate. The Board believes that the Company has robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of the Company, the Adviser and the Company’s other service providers.

Item 11. Executive Compensation.
(in thousands, except share amounts)

Compensation of Officers

The Company’s officers do not receive compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. The Company’s day-to-day operations are managed by the Adviser.

Compensation of Directors

The Company’s Independent Directors will be compensated by an annual retainer of $75 for their oversight of the Company, KKR US Direct Lending Fund-U Inc., and KKR Asset-Based Income Fund. The Independent Directors may elect to defer part or all of the fees earned for serving as Directors of the Company pursuant to a deferred compensation plan. No compensation will be paid to directors who are “interested persons,” as that term is defined in the 1940 Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(in thousands, except share amounts)
The following table sets forth, as of March 19, 2025, the beneficial ownership of the Company’s current directors, executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Common Shares, and all of the Company’s executive officers and directors as a group.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2025. Ownership information for those persons who beneficially own 5% or more of the Common Shares is based upon information furnished by the Company’s transfer agent and other information provided by such persons, if available.

Shares Beneficially Owned as of March 19, 2025
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)

More than 5% Owners:

KKR Enhanced US Direct Lending Holdings LP	420,064	100%

Interested Directors
Ryan L.G. Wilson	—	—

Independent Directors
James H. Kropp	—	—
Catherine B. Sidamon-Eristoff	—	—
Elizabeth J. Sandler	—	—

Executive Officers
George Mueller	—	—
Thomas Murphy	—	—
Mike Nguyen	—	—
Lori Hoffman	—	—
____________________
(1)The address for each of the directors and executive officers set forth above is c/o KKR Enhanced US Direct Lending Fund-L Inc., 555 California Street, 50th Floor, San Francisco, California 94104, Attn: General Counsel.
(2)Based on a total of 420,064 shares issued and outstanding as of March 19, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
(in thousands, except share amounts)

Director Independence

While we are not listed on any public securities exchange, we intend to comply with listing standards of the NYSE requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Based on these standards, the Board has determined that James H. Kropp, Elizabeth J. Sandler, and Catherine B. Sidamon-Eristoff are independent (or not “interested persons” of the Company). Based upon information requested from each such Director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and Nominating Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Certain Relationships and Related Transactions

The Company will be subject to certain conflicts of interest with respect to the services the Adviser provides to us. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest.

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Company’s Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). All future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Directors.

The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to KKR US Direct Lending Fund-U Inc. and KKR Asset-Based Income Fund, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with the Adviser. In the future, these persons and other affiliates of the Adviser may organize other debt-related programs and acquire for their own account debt related investments that may be suitable for us.

In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Investment Advisory Agreement

Pursuant to the Advisory Agreement, the Adviser receives an annual fee, payable monthly by the Company, in an amount equal to 1.25% of the Company’s month end net assets. For purposes of the Advisory Agreement, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Management Fee is an expense paid out of the Company’s assets. The Management Fee is paid monthly in arrears within 30 days of the calculation of the Company’s NAV for each month.

Pursuant to the Management Fee Waiver, the Adviser has agreed to reduce its Management Fee to an annual rate of 0.00% of the Company’s month end net assets. The Management Fee Waiver will remain in effect through at least December 31, 2025, though the Adviser does not currently intend to terminate the Management Fee Waiver after that date. After December 31, 2025, the Management Fee Waiver may be terminated only upon 60 days’ notice by the Board or the Adviser.

In addition to the fees paid to the Adviser, the Company pays all fees, costs and expenses fairly allocable to the Company, related to the activities, business, operations or actual or potential investments of the Company, including without limitation: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, rating agencies, consultants, administrators, custodians, depositories, directors and other similar outside advisors and service providers (including servicing companies in which KKR or its affiliates or KKR Personnel have an interest) with respect to the Company and its potential and actual investments (including allocable compensation and expenses of senior advisors, executive advisors, industry advisors and technical consultants and allocable fees and expenses of all or any of Capstone, which employ operating professionals dedicated to supporting KKR deal teams and portfolio companies related to the Company’s activities), and including the cost of any valuation of, or any fairness opinion relating to, any investment or other asset or liability or potential transaction, of the Company; (b) fees, costs and expenses of identifying, sourcing, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, registering, holding, rating, monitoring or disposing potential and actual portfolio investments, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, custodial fees, placement, syndication and solicitation fees, arranger fees, expenses relating to short sales, sales commissions, and other investment, execution, closing and administrative fees, costs and expenses, (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for purposes of evaluating actual or potential investment opportunities, and with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate) including any such expenses incurred in connection with attendance at meetings of relevant investment committees and portfolio management committees, (iii) expenses associated with portfolio and risk management including hedging transactions and related costs, (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or dissolution, liquidation and termination of any entities through which the Company makes investments (including costs associated with establishing and maintaining a permanent residence in certain jurisdictions, such as employee compensation and benefits, allocable rent and other overhead of entities established to manage or administer such entities including entities in which KKR or its affiliates have an interest); and (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including Capstone) and other similar advisors and service providers incurred in connection with designing, implementing and monitoring participation by portfolio companies or other issuers in compliance and operational “best practices” programs and initiatives; (c) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations including the business or operations of any entities through which the Company invests and preparation expenses in connection with such governmental charges (which includes the preparation and filing of any forms, schedules, filings, information or other documents necessary to avoid the imposition of withholding or other taxes pursuant to any applicable tax reporting obligation and report of foreign bank and financial accounts) or to otherwise comply with applicable tax reporting obligations; (d) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental or regulatory inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, for the avoidance of doubt, any fine or penalty paid by the Adviser or its affiliates to a governmental body of competent jurisdiction on the basis of a finding that the Adviser or such affiliate has breached a fiduciary duty to the Company (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by the Adviser or its affiliates on behalf of the Company); (e) expenses of the Board and its members (including (i) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any meetings of the Board and (ii) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (f) fees, costs and expenses of holding any annual or other shareholder meeting; (g) the portion fairly allocable to the Company of fees, costs and expenses incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its investments and portfolio companies and compliance with U.S. federal, state, or local law, or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of regulatory filings of the Company); and expenses and fees incurred in connection with establishing, implementing, monitoring and/or measuring the impact of any sustainability policies and programs, including all fees, costs, and expenses incurred in connection with reporting on such sustainability policies and programs or otherwise evaluating the Company’s or its portfolio investments’ or prospective portfolio investments’ achievement of any sustainability objectives; (h) fees, costs and expenses associated with the Company’s administration, including in relation to receiving capital from and making distributions to shareholders, the administration of assets, financial planning and treasury activities, the representation of the Company, the preparation and delivery of all Company financial statements, tax returns, distribution notices, other reports and notices and other required or requested information provided to shareholders (including the fees, costs and expenses of any other third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities and other administrative support therefor), and allocable compensation and overhead of KKR Personnel engaged in the aforementioned activities and KKR Personnel providing oversight of any third-party administrator engaged in the aforementioned activities; (i) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, other indebtedness, guarantee, line of credit, loan commitment, letter of credit, equity commitment letter, hedging guarantee or similar credit support or other indebtedness involving the Company or any investment or relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge, or other encumbrance and the fees, costs and expense of any amendments or modifications of such arrangements, and other fees, costs and expenses in respect of derivative contracts (including any payments under, and any margin expenses relating to, such derivative contracts or any posting of margin or collateral with respect to such derivative contracts); (j) fees, costs and expenses relating to a default (but only to the extent not paid or otherwise borne by the defaulting shareholder); (k) fees, costs and expenses relating to a transfer of shares (but only to the extent not paid or otherwise borne by the relevant transferring shareholder and/or the transferee); (l) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including reporting as described herein), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates the closing of investments by, among other things, managing allocations, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring, or disposing of potential and actual investments, or in connection with obtaining or performing research related to potential or actual investments, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (m) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company) including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company and, to the extent applicable, costs of ERISA fidelity bonds, if applicable; (n) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential investment or portfolio company (including expenses incurred in connection with the investigation, prosecution, defense, judgment or settlement of litigation and the appointment of any agent for service of process on behalf of the Company or the shareholders) and other extraordinary expenses related to the Company or actual or potential investment or portfolio company (including fees, costs and expenses that are classified as extraordinary expenses under GAAP (or such other accounting standards as are otherwise required)) excluding for the avoidance of doubt, any expenses with respect to which an indemnitee would not be entitled to indemnification or advancement; (o) fees, costs and expenses required under or otherwise related to the Company’s indemnification obligations, including advancement of any such fees, costs or expenses to persons entitled to such indemnification, or other matters that are the subject of indemnification or contribution; (p) fees, costs and expenses incurred in connection with dissolving, liquidating and terminating the Company; (q) all other costs and expenses of the Company in connection with the activities, business or operation of the Company and its potential and actual investments; (r) in the case of each of the foregoing items in this definition, all similar items in connection with any other investor fund vehicle, feeder fund, portfolio companies or entities through which the Company makes any investment, to the extent not otherwise paid or borne by such other fund vehicle, feeder fund, portfolio companies or entities; and (s) all other costs and expenses of the Company in connection with the business or operation of the Company and its investments, including organizational and offering expenses. For the avoidance of doubt, fund expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by the Adviser and its affiliates, in addition to third parties. In determining the amount of fund expenses that may be fairly allocable to the Company and to any other fund advised by the Adviser or its affiliates that participate in investments with the Company, the Adviser will allocate such fund expenses in a manner that is consistent with an allocation methodology established by the Adviser and its affiliates.

As of December 31, 2024, we have incurred organization and offering costs of approximately $283 and $200 respectively.

Administration Agreement

KKR Credit Advisors (US) LLC also serves as Administrator to the Company. Under the Administration Agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator has also entered into a sub-administration agreement with The Bank of New York Mellon.

Exemptive Relief

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

Affiliates

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2024, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. Prospective investors should read this report and consult with their own advisors before deciding whether to invest in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Item 14. Principal Accountant Fees and Services
(in thousands, except share amounts)

The Company has appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal year ended December 31, 2024:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2024	$635	$42	$28	$—
____________________
(1)“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.
(2)“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)Tax fees consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.

During the fiscal year ended December 31, 2024, Deloitte & Touche LLP billed aggregate non-audit fees of $70 for services rendered to the Company and the Adviser.

Part IV
Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust*

3.2	Declaration of Trust*

3.3	Certificate of Conversion**

3.4	Certificate of Incorporation**

3.5	Bylaws**

4.1	Description of Securities*****

10.1	Revolving Credit Agreement, dated April 1, 2024, by KKR Enhanced US EVDL Funding LLC, a wholly owned subsidiary of the Company, as the borrower and Citibank N.A. as the lender***

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

14.1	Code of Ethics of the Company*****

14.2	Code of Ethics of the Adviser*****

19.1	Insider Trading Policy (included in the Code of Ethics of the Company and KKR Credit Advisors (US) LLC).*****

21.1	List of Subsidiaries of the Company*****

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as part of the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on February 22, 2024 and incorporated herein
**	Previously filed as part of Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on April 19, 2024 and incorporated herein by reference
***	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 14, 2024
****	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2024
*****	Filed herewith.
******	Furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on March 19, 2025.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)

By:	/s/ James H. Kropp
James H. Kropp Director

By:	/s/ Catherine B. Sidamon-Eristoff
Catherine B. Sidamon-Eristoff Director

By:	/s/ Elizabeth J Sandler
Elizabeth J Sandler Director

By:	/s/ Ryan L.G. Wilson
Ryan L.G. Wilson Director