Form 10-Q
period 2025-03-31
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2025-05-15
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of May 14, 2025 was 462,529. The number of Common Shares outstanding excludes April 30, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

2

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value (cost $884,213 and $751,121, respectively)	$894,497	$759,122
Cash and cash equivalents	21,409	21,517
Subscription receivable	40,000	25,000
Interest receivable	5,946	5,856
Other assets	6,379	8,603
Total assets	968,231	820,098

Liabilities
Credit facility	471,366	419,261
Distribution payable	4,208	4,525
Interest payable	7,298	6,749
Deferred tax liability	948	948
Administration and custody fees payable	294	246
Due to Adviser	244	130
Payable for investments purchased	—	105
Directors’ fees payable	37	37
Other accrued expenses	1,223	1,279
Total liabilities	485,618	433,280
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 462,529 and 373,355 shares issued and outstanding, respectively	0	0
Capital in excess of par value	473,319	380,384
Retained earnings (accumulated deficit)	9,294	6,434
Net Assets	$482,613	$386,818

Net Asset Value Per Share:
Net asset value, price per share	$1,043.42	$1,036.06

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2025
Investment income
Interest income	$19,900
Interest income - PIK	583
Fee income	1,226
Total investment income	21,709

Expenses
Interest expense	7,480
Management fee	1,370
Professional fees	571
Administration and custody fees	86
Directors’ fees	18
Other expenses	62
Total expenses	9,587
Less: Fees waived by the Adviser	(1,370)
Net expenses	8,217

Net investment income	13,492

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	268
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	1,718
Benefit (provision) for income taxes	—
Net realized and unrealized gains (losses)	1,986

Net increase (decrease) in net assets resulting from operations	$15,478

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2025

Increase (decrease) in net assets resulting from operations
Net investment income	$13,492
Net realized gains (losses) on investments and foreign currencies	268
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	1,718
Benefit (provision) for income taxes	—
Net increase (decrease) in net assets resulting from operations	15,478

Distributions to shareholders
Net investment income	(12,618)
Total distributions to shareholders	(12,618)

Shareholder transactions
Subscriptions	92,935
Increase from shareholder transactions	92,935

Net increase (decrease) in net assets	95,795

Net assets:
Beginning of period	386,818
End of period	$482,613

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,478
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(147,686)
Paid-in-kind interest	(583)
Proceeds from sale and repayments of investments	15,717
Net realized gains (losses) on investments and foreign currencies	(268)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(1,718)
Amortization of deferred financing costs	275
Net accretion/amortization of premiums/discounts	(268)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(90)
(Increase) decrease in other assets	1,954
Increase (decrease) in interest payable	549
Increase (decrease) in other accrued expenses	(56)
Increase (decrease) in administration and custody fees payable	48
Increase (decrease) in payable for investments purchased	(105)
Increase (decrease) in due to Adviser	114
Net cash provided by (used in) operating activities	(116,639)
Cash flows from financing activities:
Subscription for shares	65,000
Proceeds from credit facility	96,500
Repayments of credit facility	(45,000)
Deferred financing costs paid	(5)
Net cash provided by (used in) financing activities	116,495

Effect of exchange rate changes on cash	36
Net Increase (Decrease) in Cash and Cash Equivalents	(108)
Cash and Cash Equivalents:
Beginning balance	21,517
Ending balance	$21,409
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$6,656
Reinvestment of distributions	$(12,935)

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Senior Secured Loans- First Lien - 184.7%
Aerospace & Defense - 1.8%
Horizon CTS Buyer LLC	Revolver 1L 03/25	SOFR +	4.50%		3/28/2032	$1,691	$135	(b)(c)
Horizon CTS Buyer LLC	TL 1L 03/25 PIK	SOFR +	2.25%	(2.25% PIK)	3/28/2032	7,168	7,133	(b)(d)
Horizon CTS Buyer LLC	TL 1L DD 03/25	SOFR +	4.50%		3/28/2032	1,353	(7)	(b)(c)
Karman Space Inc	Revolver 1L 12/20	SOFR +	6.25%		3/20/2026	87	—	(b)(c)
Karman Space Inc	TL 1L 12/20	SOFR +	6.25%		3/20/2026	1,322	1,322	(b)

Air Freight & Logistics -10.7%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	3,921	(a)(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,404	7,051	(a)(b)(f)
CSafe Global	TL 1L 03/24 Incremental	SOFR +	5.75%		12/14/2028	38,734	39,122	(a)(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,639	1,655	(a)(b)

Application Software - 15.8%
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	—	(a)(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.25% PIK)	1/17/2031	6,550	6,615	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	4,627	4,668	(a)(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	1,407	12	(a)(b)(c)(d)
Med-Metrix	Revolver 1L 09/21	SOFR +	5.00%		9/15/2027	98	—	(a)(b)(c)
Med-Metrix	TL 1L 09/21	SOFR +	5.00%		9/15/2027	755	758	(a)(b)
Med-Metrix	TL 1L 06/24	SOFR +	5.00%		9/15/2027	13,772	13,841	(a)(b)
Med-Metrix	TL 1L DD 09/21	SOFR +	5.00%		9/15/2027	384	386	(a)(b)
Misys Ltd	Revolver 1L 09/23	SOFR +	7.25%		9/13/2029	1,321	332	(a)(b)(c)(h)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	12,604	12,856	(a)(b)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	3.25%	(3.00% PIK)	11/8/2029	9,317	9,410	(b)(d)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	—	(a)(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,435	(a)(b)
Spins LLC	Revolver 1L 02/25	SOFR +	4.75%		1/20/2029	1,052	—	(a)(b)(c)
Spins LLC	TL 1L 02/25 (Restated)	SOFR +	4.75%		1/20/2029	9,295	9,312	(a)(b)
Spins LLC	TL 1L DD 02/25 (Amendment #1)	SOFR +	4.75%		1/20/2029	890	2	(a)(b)(c)
Spins LLC	TL 1L DD 02/25 (Restated)	SOFR +	4.75%		1/22/2029	728	1	(a)(b)(c)
Vermont Information Processing Inc	Revolver 1L 12/24	SOFR +	4.75%		1/30/2032	481	(2)	(b)(c)
Vermont Information Processing Inc	TL 1L 01/25	SOFR +	4.75%		1/30/2032	3,845	3,825	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Vermont Information Processing Inc	TL 1L DD 01/25	SOFR +	4.75%	1/30/2032	1,602	(8)	(b)(c)
Vitu	Revolver 1L 01/25	SOFR +	4.75%	1/6/2031	1,894	(7)	(a)(b)(c)
Vitu	TL 1L 01/25	SOFR +	4.75%	1/6/2032	11,652	11,609	(a)(b)

Asset Management & Custody Banks - 1.1%
Rockefeller Capital Management LP	TL 1L 04/24	SOFR +	4.75%	4/4/2031	5,009	5,009	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 12/24	SOFR +	4.75%	4/4/2031	1,797	299	(a)(b)(c)

Cargo Ground Transportation - 3.0%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	5.75%	12/3/2026	199	171	(a)(b)(c)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	5.75%	12/3/2026	10,347	10,347	(a)(b)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	5.75%	12/3/2026	238	238	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	5.00%	5/4/2029	287	77	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	5.00%	5/6/2030	336	339	(a)(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	5.00%	5/6/2030	2,337	2,357	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	5.00%	5/6/2030	354	357	(a)(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	5.00%	5/6/2030	1,620	690	(a)(b)(c)

Commercial & Residential Mortgage Finance - 1.4%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	5.00%	12/5/2030	241	(2)	(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	5.00%	12/5/2030	6,847	6,803	(b)

Construction & Engineering - 7.3%
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%	6/17/2030	989	158	(a)(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%	6/17/2031	8,071	8,075	(a)(b)
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%	6/17/2031	1,583	1	(a)(b)(c)
Woolpert Inc	Revolver 1L 05/24	SOFR +	5.00%	4/5/2029	3,865	—	(a)(b)(c)
Woolpert Inc	TL 1L 05/24	SOFR +	5.00%	4/5/2030	24,647	24,958	(a)(b)
Woolpert Inc	TL 1L 03/25	SOFR +	5.00%	4/5/2030	889	900	(a)(b)
Woolpert Inc	TL 1L DD 05/24	SOFR +	5.00%	4/5/2030	7,722	1,325	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 0.8%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%	10/30/2029	4,270	3,905	(a)(b)
Shaw Development LLC	TL 1L DD 10/23	SOFR +	6.00%	10/30/2029	514	(44)	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Consumer Finance - 4.8%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.50%	8/18/2031	1,209	389	(b)(c)
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.50%	11/17/2031	5,039	5,024	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.50%	11/17/2031	6,047	6,029	(b)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%	8/29/2031	1,030	249	(a)(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%	8/29/2031	4,664	4,675	(a)(b)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%	8/29/2031	2,741	1,091	(a)(b)(c)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	5.00%	10/2/2028	131	—	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	5.00%	10/2/2028	4,924	4,924	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	5.00%	10/2/2028	598	559	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	5.00%	10/2/2028	2,901	—	(a)(b)(c)

Diversified Financial Services - 1.2%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,708	5,765	(a)(b)

Diversified Support Services - 17.4%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	878	(a)(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,613	13,885	(a)(b)
Apex Service Partners LLC	TL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,122	3,185	(a)(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,279	5,445	(a)(b)(c)
Lexitas Inc	TL 1L DD 11/22	SOFR +	6.25%	5/18/2029	349	353	(a)(b)
Lexitas Inc	TL 1L DD 03/23	SOFR +	6.25%	5/18/2029	187	189	(a)(b)
Lexitas Inc	TL 1L DD 03/24	SOFR +	6.25%	5/18/2029	34,925	2,165	(a)(b)(c)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	5.00%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	5.00%	11/21/2029	2,612	2,624	(a)(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	5.00%	11/21/2029	731	735	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	5.00%	11/21/2029	2,005	1,480	(a)(b)(c)
Service Express Inc	Revolver 1L 08/24	SOFR +	4.75%	8/15/2031	2,664	—	(a)(b)(c)
Service Express Inc	TL 1L 08/24	SOFR +	4.75%	8/15/2031	19,529	19,601	(a)(b)
Service Express Inc	TL 1L DD 08/24	SOFR +	4.75%	8/15/2031	4,659	1,027	(a)(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%	9/10/2031	3,793	2,059	(a)(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%	9/10/2031	29,725	29,975	(a)(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%	9/10/2031	1,756	403	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Education Services - 2.6%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	—	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,449	11,509	(a)(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	2,994	1,210	(a)(b)(c)

Electrical Components & Equipment - 4.9%
Clarience Technologies LLC	Revolver 1L 02/24	SOFR +	5.75%	2/13/2030	2,365	158	(a)(b)(c)
Clarience Technologies LLC	TL 1L 02/24	SOFR +	5.75%	2/13/2031	21,658	21,875	(a)(b)
Clarience Technologies LLC	TL 1L DD 02/24	SOFR +	5.75%	2/13/2031	2,361	1,533	(a)(b)(c)

Electronic Equipment & Instruments - 0.2%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	397	(a)(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	495	541	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 08/22	SOFR +	5.25%	8/12/2029	20	—	(a)(b)(c)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/12/2029	4,972	50	(a)(b)(c)

Environmental & Facilities Services - 4.3%
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	5.00%	8/27/2031	1,893	984	(a)(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	5.00%	8/27/2031	11,329	11,426	(a)(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	5.00%	8/27/2031	2,839	24	(a)(b)(c)
Heritage Environmental Services Inc	Revolver 1L 01/24	SOFR +	5.25%	1/31/2030	1,074	—	(a)(b)(c)
Heritage Environmental Services Inc	TL 1L 01/24	SOFR +	5.25%	1/31/2031	6,618	6,684	(a)(b)
Heritage Environmental Services Inc	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,777	1,787	(a)(b)
Heritage Environmental Services Inc	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	944	5	(a)(b)(c)

Food Distributors - 1.0%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%	10/31/2028	4,163	4,073	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%	10/31/2028	535	524	(b)

Health Care Equipment - 2.3%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%	2/28/2030	1,449	—	(a)(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.50%	2/28/2031	10,310	10,413	(a)(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%	2/28/2031	1,933	696	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Health Care Facilities - 1.0%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%		5/7/2026	44	10	(a)(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%		5/7/2027	461	461	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%		5/7/2027	94	94	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%		5/7/2027	20	20	(a)(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,466	4,466	(b)

Health Care Services - 12.9%
Affordable Care Inc	TL 1L 08/21	SOFR +	5.50%		8/2/2028	3,267	3,267	(a)(b)
Affordable Care Inc	TL 1L DD 08/21	SOFR +	5.50%		8/2/2028	882	882	(a)(b)
Affordable Care Inc	TL 1L DD 08/23	SOFR +	5.50%		8/2/2028	957	957	(a)(b)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.50%		2/25/2028	3,833	3,833	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.50%		2/25/2028	314	314	(a)(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	415	401	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	6.40%		4/3/2028	3,793	3,668	(a)(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	207	200	(a)(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	6.50%		4/3/2028	3,202	3,104	(a)(b)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	—	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,808	16,035	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	5,527	1,869	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,289	2,322	(a)(b)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,611	25,611	(a)(b)

Health Care Supplies - 5.1%
PCI Pharma Services	Revolver 1L 01/25	SOFR +	4.75%		1/22/2032	2,469	(5)	(a)(b)(c)(h)
PCI Pharma Services	TL 1L 01/25	SOFR +	4.75%		1/22/2032	24,512	24,463	(a)(b)(h)
PCI Pharma Services	TL 1L DDTL 01/25 USD	SOFR +	4.75%		1/22/2032	10,325	(21)	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD 01/25 (Alternative Currency - EUR/GBP Draw)	SOFR +	4.75%		1/22/2032	2,694	(5)	(a)(b)(c)(h)

Health Care Technology - 6.2%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	—	(a)(b)(c)
Netsmart Technologies Inc	TL 1L 08/24 PIK	SOFR +	2.75%	(2.45% PIK)	8/25/2031	29,426	29,720	(a)(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24 PIK	SOFR +	2.50%	(2.70% PIK)	8/25/2031	3,871	39	(a)(b)(c)(d)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Hotels, Resorts & Cruise Lines - 1.0%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%	11/5/2029	562	213	(a)(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%	11/5/2029	4,438	4,482	(a)(b)

Human Resource & Employment Services - 2.9%
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%	9/22/2028	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%	9/22/2028	6,500	6,532	(a)(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(a)(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-on)	SOFR +	6.00%	8/17/2027	3,550	3,550	(a)(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,049	1,049	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,716	2,743	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	88	88	(a)(b)

Insurance Brokers - 17.8%
Alera Group Intermediate Holdings Inc	TL 1L 09/21	SOFR +	5.25%	10/2/2028	1,376	1,376	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L 08/22	SOFR +	5.25%	10/2/2028	466	469	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 09/21	SOFR +	5.25%	10/2/2028	745	745	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 12/21	SOFR +	5.25%	10/2/2028	1,872	1,872	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 08/22	SOFR +	5.25%	10/2/2028	935	941	(a)(b)
Alera Group Intermediate Holdings Inc	TL 1L DD 11/23	SOFR +	5.75%	10/2/2028	1,605	1,621	(a)(b)
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	5.25%	12/20/2029	538	65	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	5.25%	12/20/2030	2,483	2,508	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	5.25%	12/20/2030	2,362	2,305	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	5.00%	12/20/2030	4,607	34	(a)(b)(c)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	5.25%	10/29/2029	1,127	—	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	5.00%	10/29/2030	4,125	4,129	(a)(b)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	5.00%	10/29/2030	20	20	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	5.00%	10/29/2030	295	295	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	5.00%	10/29/2030	9	9	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	5.00%	10/29/2030	3,105	3,107	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	5.00%	10/29/2030	3,002	2,359	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L DD 02/25	SOFR +	4.75%	10/29/2030	3,361	3	(a)(b)(c)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	1,260	412	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	13,676	13,754	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	798	803	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 02/24	SOFR +	4.50%	9/29/2028	4,401	274	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD 03/24	SOFR +	4.75%	11/24/2028	4,567	1,897	(a)(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5..00%	8/28/2028	1,158	—	(a)(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/25/2028	14,615	14,725	(a)(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/25/2028	8,843	66	(a)(b)(c)
RSC Insurance Brokerage Inc	Revolver 1L 11/19	SOFR +	4.75%	11/1/2029	1,911	—	(b)(c)
RSC Insurance Brokerage Inc	TL 1L 09/19	SOFR +	4.75%	11/1/2029	9,558	9,649	(b)
RSC Insurance Brokerage Inc	TL 1L 11/21	SOFR +	4.75%	11/1/2029	1,567	1,582	(b)
RSC Insurance Brokerage Inc	TL 1L B 09/20 (Upsize)	SOFR +	4.75%	11/1/2029	940	949	(b)
RSC Insurance Brokerage Inc	TL 1L DD 10/23 (Tranche 2)	SOFR +	4.75%	11/1/2029	6,991	7,057	(b)
RSC Insurance Brokerage Inc	TL 1L DD 08/24	SOFR +	4.75%	11/1/2029	9,553	507	(b)(c)
RSC Insurance Brokerage Inc	TL 1L DD-2 11/23	SOFR +	4.75%	11/1/2029	6,577	6,640	(b)
RSC Insurance Brokerage Inc	TL 1L DD2 11/24	SOFR +	4.75%	11/1/2029	5,412	5,463	(b)

Interactive Media & Services - 0.4%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(47)	(a)(b)(c)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	1,115	1,115	(a)(b)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%	12/29/2025	889	889	(a)(b)

IT Consulting & Other Services - 0.7%
New Era Technology Inc	TL 1L 04/21	SOFR +	6.25%	10/31/2026	1,636	1,256	(a)(b)(i)
New Era Technology Inc	TL 1L DD 04/21	SOFR +	6.25%	10/31/2026	1,584	1,217	(a)(b)(i)
New Era Technology Inc	TL 1L DD 04/22	SOFR +	6.25%	10/31/2026	1,211	930	(a)(b)(i)

Passenger Ground Transportation - 5.0%
Frontline Road Safety LLC	Revolver 1L 03/25	SOFR +	4.75%	3/4/2031	4,107	—	(a)(b)(c)
Frontline Road Safety LLC	TL 1L 03/25	SOFR +	4.75%	3/4/2031	24,042	23,922	(a)(b)
Frontline Road Safety LLC	TL 1L DD 03/25	SOFR +	4.75%	3/4/2031	7,059	93	(a)(b)(c)

Personal Care Products - 1.7%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%	11/30/2027	8,248	8,202	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Property & Casualty Insurance - 5.9%
Alacrity Solutions Group LLC	Revolver 1L 02/25	SOFR +	5.25%		2/28/2030	340	—	(a)(b)(c)
Alacrity Solutions Group LLC	TL 1L 03/25 (PIK Upfront Fee)	SOFR +	5.25%		2/28/2030	72	72	(a)(b)
Alacrity Solutions Group LLC	TL 1L DD 02/25 (Exit)	SOFR +	5.25%		2/28/2030	452	—	(a)(b)(c)
Alacrity Solutions Group LLC	TL 1L 02/25 (Takeback)	SOFR +	5.25%		2/28/2030	2,034	2,034	(a)(b)
J S Held LLC	Revolver 1L 10/24	SOFR +	5.50%		6/1/2028	1,444	—	(a)(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	5.50%		6/1/2028	24,993	24,993	(a)(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	5.50%		6/1/2028	4,178	1,138	(a)(b)(c)

Publishing - 4.6%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%		8/31/2028	1,211	778	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	5.75%		9/3/2030	14,772	15,068	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%		9/3/2030	6,099	6,221	(b)

Real Estate Services - 0.5%
SitusAMC Holdings Corp	TL 1L 12/21	SOFR +	5.50%		12/22/2027	2,546	2,572	(a)(b)

Research & Consulting Services - 3.5%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%		8/31/2028	5,927	5,953	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%		5/4/2027	1,080	1,080	(a)(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%		5/4/2027	2,240	2,240	(a)(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%		5/4/2027	7,379	7,526	(a)(b)

Specialized Consumer Services - 8.4%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/24	SOFR +	5.00%		12/1/2027	255	29	(a)(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/24 (Reprice)	SOFR +	5.00%		12/1/2028	4,894	4,943	(a)(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%		8/22/2030	2,871	1,335	(b)(c)
Legends Hospitality LLC	TL 1L 08/24 PIK	SOFR +	2.75%	(2.75% PIK)	8/22/2031	24,690	24,772	(b)(d)
Legends Hospitality LLC	TL 1L DD 08/24 PIK	SOFR +	2.25%	(2.75% PIK)	8/22/2031	1,436	5	(b)(c)(d)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%		7/25/2028	1,717	1,740	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%		7/25/2028	2,614	2,649	(a)(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%		7/25/2028	7,795	4,929	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Specialty Chemicals - 3.8%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	4.50%	6/13/2031	3,054	—	(a)(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	4.50%	6/13/2031	18,265	18,381	(a)(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	4.50%	6/13/2031	3,054	20	(a)(b)(c)

Systems Software - 18.8%
Bonterra LLC	Revolver 1L 03/25	SOFR +	5.00%	3/5/2032	3,328	543	(a)(b)(c)
Bonterra LLC	TL 1L 03/25	SOFR +	5.00%	3/5/2032	30,782	30,628	(a)(b)
Bonterra LLC	TL 1L DD 03/25	SOFR +	5.00%	3/5/2032	3,328	(17)	(a)(b)(c)
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%	3/9/2029	4,418	4,311	(a)(b)
OEConnection LLC	Revolver 1L 04/24	SOFR +	5.00%	4/22/2031	2,002	(11)	(a)(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	5.00%	4/22/2031	18,314	18,209	(a)(b)
OEConnection LLC	TL 1L DD 04/24	SOFR +	5.00%	4/22/2031	3,195	3,177	(a)(b)
OEConnection LLC	TL 1L DD 12/24	SOFR +	5.00%	4/22/2031	627	(4)	(a)(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	5.00%	11/21/2031	2,339	—	(a)(b)(c)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	5.00%	11/21/2031	8,458	10,955	(a)(b)(f)
Veriforce LLC	TL 1L 11/24 USD	SOFR +	5.00%	11/21/2031	23,099	23,159	(a)(b)
Veriforce LLC	TL 1L DD-2 11/24 USD	SOFR +	5.00%	11/21/2031	2,924	8	(a)(b)(c)

Trading Companies & Distributors - 4.4%
Individual FoodService	TL 1L B 10/24	SOFR +	5.00%	10/31/2029	15,657	15,776	(a)(b)
Individual FoodService	TL 1L DD B 10/24	SOFR +	5.00%	10/31/2029	462	103	(a)(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%	4/1/2028	384	102	(a)(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%	4/1/2029	5,001	5,021	(a)(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	5.50%	4/1/2029	16,528	68	(a)(b)(c)
Total Senior Secured Loans - First Lien (Cost $881,927)						$893,019

Subordinated Debt - 0.1%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	TL Mezz 02/25 (PIK Notes)	8.00% PIK		2/28/2030	678	678	(a)(b)(d)
Total Subordinated Debt (Cost $678)						$678

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread	Maturity Date	Par/Shares	Fair Value	Footnotes
Equity - 0.2%
Property & Casualty Insurance - 0.2%
Alacrity Solutions Group LLC	Common Stock			423	348	(a)(b)
Alacrity Solutions Group LLC	Perp (Pref Equity) PIK	8.00% PIK	2/28/2030	452	452	(a)(b)(d)
Total Equity (Cost $1,608)					$800

TOTAL INVESTMENTS (Cost $884,213) - 185.5%					$894,497

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 4.0%
U.S. Government Securities - 4.0%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	19,392,000	$19,392	(e)
TOTAL MONEY MARKET FUND (Cost $19,392)			$19,392

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST $903,605) - 189.4%			$913,889
LIABILITIES EXCEEDING OTHER ASSETS, NET - (89.4%)			(431,276)
NET ASSETS - 100.0%			$482,613

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of March 31, 2025 was 4.4%.
SONIA	Sterling Overnight Index Average as of March 31, 2025 was 4.5%.
EURIBOR	Euro Interbank Offered Rate as of March 31, 2025 was 2.3%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of March 31, 2025 was 3.9%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of March 31, 2025, 96.1% of the Company's total assets represented qualifying assets.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par	Fair Value	Footnotes
RSC Insurance Brokerage Inc	TL 1L DD-2 11/23	SOFR +	4.75%	11/1/2029	6,594	6,648	(b)
RSC Insurance Brokerage Inc	TL 1L DD2 11/24	SOFR +	4.75%	11/1/2029	2,263	2,281	(b)(c)

Interactive Media & Services - 0.5%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(66)	(a)(b)(c)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	1,156	1,156	(a)(b)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%	12/29/2025	919	919	(a)(b)

IT Consulting & Other Services - 1.1%
New Era Technology Inc	TL 1L 04/21	SOFR +	6.25%	10/31/2026	1,636	1,603	(a)(b)
New Era Technology Inc	TL 1L DD 04/21	SOFR +	6.25%	10/31/2026	1,584	1,553	(a)(b)
New Era Technology Inc	TL 1L DD 04/22	SOFR +	6.25%	10/31/2026	1,211	1,187	(a)(b)

Personal Care Products - 3.3%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%	11/30/2026	8,368	8,181	(a)(b)
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 09/23	SOFR +	6.25%	11/30/2026	4,495	4,395	(a)(b)

Property & Casualty Insurance - 7.6%
Alacrity Solutions Group LLC	TL 1L 12/21	SOFR +	5.25%	12/22/2028	4,455	3,169	(b)(i)
J S Held LLC	Revolver 1L 10/24	SOFR +	5.50%	6/1/2028	1,444	—	(a)(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	5.50%	6/1/2028	25,056	25,151	(a)(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	5.50%	6/1/2028	4,181	1,129	(b)(c)

Publishing -5.5%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%	8/31/2028	1,211	—	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	5.75%	9/3/2030	14,810	15,081	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%	9/3/2030	6,114	6,226	(b)

Real Estate Services - 0.7%
SitusAMC Holdings Corp	TL 1L 12/21	SOFR +	5.50%	12/22/2027	2,546	2,567	(a)(b)

Research & Consulting Services - 4.4%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%	8/31/2028	5,942	5,951	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%	5/4/2027	1,096	1,096	(a)(b)

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

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.
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

Basis of Consolidation - The Company’s consolidated financial statements include balances of both the Company and its wholly owned subsidiaries, which are  KKR Enhanced US EvDL Funding LLC, KKR Enhanced US EvDL Funding II LLC, and KKR Enhanced US Direct Lending Fund-L LLC. All intercompany balances and transactions have been eliminated upon consolidation.

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
(Unaudited)

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

For the three months ended March 31, 2025, there have been no significant changes to the Company’s fair value methodologies.

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
(Unaudited)

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

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $948 as of March 31, 2025. The Company did not record a provision for income taxes for the three months ended March 31, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Recent Accounting Pronouncements - In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this guidance, however, the Company does not expect it to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 11 for more information on the effects of the adoption of ASU 2023-07.
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
At March 31, 2025, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
Subscriptions - Common Shares(1)	Share	Amount
March 31, 2025	89,174	$92,935
Total	89,174	$92,935
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.
The following table reflects the distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2025:

			Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
Total			$31.87	$12,618

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

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
During the three months ended March 31, 2025, the Adviser earned a Management Fee of $1,370 and waived fees of $1,370.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2025, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Investment Portfolio
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$881,927	$893,019	97.7%
Subordinated Debt	678	678	0.1%
Equity	1,608	800	0.1%
Money Market Fund	19,392	19,392	2.1%
Total	$903,605	$913,889	100.0%

	December 31, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$751,121	$759,122	97.4%
Money Market Fund	20,295	20,295	2.6%
Total	$771,416	$779,417	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$90,958	10.1%	$56,010	7.4%
Insurance Brokers	85,636	9.6%	79,933	10.5%
Diversified Support Services	84,004	9.4%	77,480	10.2%
Application Software	76,045	8.5%	53,495	7.0%
Health Care Services	62,463	7.0%	61,845	8.1%
Air Freight & Logistics	51,749	5.8%	50,560	6.7%
Specialized Consumer Services	40,402	4.5%	38,449	5.1%
Construction & Engineering	35,417	4.0%	34,508	4.5%
Health Care Technology	29,759	3.3%	29,234	3.9%
Property & Casualty Insurance	29,715	3.3%	29,449	3.9%
Health Care Supplies	24,432	2.7%	—	—%
Passenger Ground Transportation	24,015	2.7%	—	—%
Electrical Components & Equipment	23,566	2.6%	21,954	2.9%
Consumer Finance	22,940	2.6%	16,057	2.1%
Publishing	22,067	2.5%	21,307	2.8%
Trading Companies & Distributors	21,070	2.4%	20,930	2.8%
Environmental & Facilities Services	20,910	2.3%	20,561	2.7%
Specialty Chemicals	18,401	2.1%	18,315	2.4%
Research & Consulting Services	16,799	1.9%	16,941	2.2%
Cargo Ground Transportation	14,576	1.6%	14,482	1.9%
Human Resource & Employment Services	13,962	1.6%	13,991	1.8%
Education Services	12,719	1.4%	12,448	1.6%
Health Care Equipment	11,109	1.2%	11,135	1.5%
Aerospace & Defense	8,583	1.0%	1,419	0.2%
Personal Care Products	8,202	0.9%	12,576	1.7%
Commercial & Residential Mortgage Finance	6,801	0.8%	6,932	0.9%
Diversified Financial Services	5,765	0.6%	5,821	0.8%
Asset Management & Custody Banks	5,308	0.6%	5,090	0.7%
Health Care Facilities	5,051	0.6%	5,059	0.7%
Hotels, Resorts & Cruise Lines	4,695	0.5%	4,493	0.6%
Food Distributors	4,597	0.5%	4,646	0.6%
Construction Machinery & Heavy Transportation Equipment	3,861	0.4%	4,167	0.5%
IT Consulting & Other Services	3,403	0.4%	4,343	0.6%
Real Estate Services	2,572	0.3%	2,567	0.3%
Interactive Media & Services	1,957	0.2%	2,009	0.3%
Electronic Equipment & Instruments	988	0.1%	916	0.1%
Total	$894,497	100.0%	$759,122	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Fair Value
The following tables present information about the Company’s assets measured on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

	March 31, 2025 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$893,019	$893,019
Subordinated Debt	—	—	678	678
Equity	—	—	800	800
Money Market Fund	19,392	—	—	19,392
Total Investments including Money Market Fund	$19,392	$—	$894,497	$913,889

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$759,122	$759,122
Money Market Fund	20,295	—	—	20,295
Total Investments including Money Market Fund	$20,295	$—	$759,122	$779,417

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Senior Secured Loans - First Lien	Subordinated debt	Equity	Total
Balance as of January 1, 2025	$759,122	$—	$—	$759,122
Purchases	145,400	678	1,608	147,686
Paid-in-kind interest	583	—	—	583
Sales and repayments	(15,717)	—	—	(15,717)
Accretion of discount (amortization of premium)	268	—	—	268
Net change in unrealized appreciation (depreciation)	3,091	—	(808)	2,283
Net realized gain (loss)	272	—	—	272
Balance as of March 31, 2025	$893,019	$678	$800	$894,497

Net change in unrealized appreciation (depreciation) of investments held at March 31, 2025	$3,015	$—	$(808)	$2,207

No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2025.
The following tables present additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of March 31, 2025 and December 31, 2024:

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Financial Asset	Fair Value at March 31, 2025 (Unaudited)	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$893,019	Yield Analysis	Yield	8.14% - 13.22% (9.41%)	Decrease
			Discount Margin	0.43% - 3.40% (1.36%)	Decrease
			EBITDA Multiple	4.29x - 43.69x (14.40x)	Increase
		Current Value Method	EBITDA Multiple	8.50x - 9.30x (8.52x)	Increase
Subordinated Debt	678	Current Value Method	EBITDA Multiple	9.30x	Increase
Equity	800	Current Value Method	EBITDA Multiple	9.30x	Increase
Total	$894,497

Financial Asset	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$759,122	Yield Analysis	Yield	8.30% - 12.50% (9.60%)	Decrease
			Discount Margin	0.43% - 3.40% (1.37%)	Decrease
			EBITDA Multiple	7.25x - 25.50x (14.10x)	Increase
Total	$759,122
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
On March 31, 2025, KKR Enhanced US EVDL Funding LLC entered into Amendment No. 2 to the Citibank Credit Facility. This amendment provided for a decrease in the applicable margin for advances from 2.15% per annum to 1.85%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

per annum, and a change to the commitment fee to accrue at a rate of up to 1.50%, depending on the utilization levels. No other material terms were altered as a result of this amendment.
The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of March 31, 2025, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility for the three months ended March 31, 2025 were as follows:

Stated interest expense	$7,121
Unused commitment fees	84
Amortization of deferred financing costs	275
Total interest expense	$7,480
Weighted average interest rate	6.5%
Average Borrowings Outstanding	$444,147

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of March 31, 2025. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
March 31, 2025	$471,366	$2,024
__________
(1)Asset covered per $1,000 of debt is calculated by subtracting the Company’s liabilities and indebtedness not representing senior securities from the Company’s total assets, dividing the result by the aggregate amount of the Company’s senior securities representing indebtedness then outstanding, and multiplying the result by 1,000.
Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of March 31, 2025, total unfunded commitments and fair value on these credit agreements were $241,183 and $869, respectively.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025:

Three Months Ended March 31, 2025 (Unaudited)
Common Shares
Per Share Operating Performance(1)
Net asset value, beginning of period	$1,036.06
Income from investment operations:
Net investment income	33.92
Net realized and unrealized gains (losses)	5.31
Total investment from operations	39.23

Distributions from:
Net investment income	(31.87)
Capital gains	—
Total distributions	(31.87)
Net asset value, end of period	$1,043.42
Total return(2)	3.79%

Ratio to average net assets
Expenses, before waiver(3)	9.42%
Expenses, after waiver(3)	8.07%
Net investment income, before waiver(3)	11.02%
Net investment income, after waiver(3)	12.37%
Supplemental data
Net asset value, end of period	$482,613
Portfolio turnover rate(2)	1.86%
____________________
(1)Per share calculations were performed using the average shares outstanding for the period.
(2)Total return and portfolio turnover rate are for the period indicated and have not been annualized. Total return assumes a purchase of common shares at the net asset value on the first day and a sale at the net asset value on the last day of each period reported on the table. Total return assumes reinvestment of distributions.
(3)Annualized.
Note 10. Segment Reporting
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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 11. Subsequent Events
Subsequent events after the reporting date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the unaudited consolidated financial statements.
On April 11, 2025, KKR Enhanced US EvDL Funding II LLC ("KKR Funding II"), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "BNP Credit Facility") with BNP Paribas, as administrative agent, to borrow up to $200.0 million. The revolving period during which KKR Funding II is permitted to borrow, repay and re-borrow advances will terminate on April 11, 2028. Any amounts borrowed under the BNP Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 11, 2030.

Borrowings under the BNP Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR, subject to a floor of 0% per annum), plus an applicable margin of 1.85% per annum. From and after April 11, 2028, the applicable margin will be 2.35% per annum. In addition, during the revolving period, KKR Funding II will pay a non-usage fee on the unused commitments under the facility ranging from 0.50% per annum to 1.00% per annum depending on utilization levels.

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

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the three months ended March 31, 2025:

Net Investment Activity	Three Months Ended March 31, 2025
Purchases	$147,686
Paid-in-kind interest	583
Sales and Repayments	(15,717)
Net Investment Activity	$132,552

The following tables summarize the composition of our investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$881,927	$893,019	97.7%
Subordinated Debt	678	678	0.1%
Equity	1,608	800	0.1%
Money Market Fund	19,392	19,392	2.1%
Total	$903,605	$913,889	100.0%

	December 31, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$751,121	$759,122	97.4%
Money Market Fund	20,295	20,295	2.6%
Total	$771,416	$779,417	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)	December 31, 2024
Number of Portfolio Companies	74	68
% Variable Rate Debt Investments (based on fair value)(1)(4)	99.6%	99.6%
% Other Income Producing Investments (based on fair value)(2)	—%	—%
% of Investments on Non-Accrual (based on fair value)	0.4%	0.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)(4)	9.6%	9.8%
Weighted Average Annual Yield on All Debt Investments(1)(5)	9.7%	9.8%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
(4)Does not include investments on non-accrual status.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
For the three months ended March 31, 2025, our total return based on NAV was 3.79%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$90,958	10.1%	$56,010	7.4%
Insurance Brokers	85,636	9.6%	79,933	10.5%
Diversified Support Services	84,004	9.4%	77,480	10.2%
Application Software	76,045	8.5%	53,495	7.0%
Health Care Services	62,463	7.0%	61,845	8.1%
Air Freight & Logistics	51,749	5.8%	50,560	6.7%
Specialized Consumer Services	40,402	4.5%	38,449	5.1%
Construction & Engineering	35,417	4.0%	34,508	4.5%
Health Care Technology	29,759	3.3%	29,234	3.9%
Property & Casualty Insurance	29,715	3.3%	29,449	3.9%
Health Care Supplies	24,432	2.7%	—	—%
Passenger Ground Transportation	24,015	2.7%	—	—%
Electrical Components & Equipment	23,566	2.6%	21,954	2.9%
Consumer Finance	22,940	2.6%	16,057	2.1%
Publishing	22,067	2.5%	21,307	2.8%
Trading Companies & Distributors	21,070	2.4%	20,930	2.8%
Environmental & Facilities Services	20,910	2.3%	20,561	2.7%
Specialty Chemicals	18,401	2.1%	18,315	2.4%
Research & Consulting Services	16,799	1.9%	16,941	2.2%
Cargo Ground Transportation	14,576	1.6%	14,482	1.9%
Human Resource & Employment Services	13,962	1.6%	13,991	1.8%
Education Services	12,719	1.4%	12,448	1.6%
Health Care Equipment	11,109	1.2%	11,135	1.5%
Aerospace & Defense	8,583	1.0%	1,419	0.2%
Personal Care Products	8,202	0.9%	12,576	1.7%
Commercial & Residential Mortgage Finance	6,801	0.8%	6,932	0.9%
Diversified Financial Services	5,765	0.6%	5,821	0.8%
Asset Management & Custody Banks	5,308	0.6%	5,090	0.7%
Health Care Facilities	5,051	0.6%	5,059	0.7%
Hotels, Resorts & Cruise Lines	4,695	0.5%	4,493	0.6%
Food Distributors	4,597	0.5%	4,646	0.6%
Construction Machinery & Heavy Transportation Equipment	3,861	0.4%	4,167	0.5%
IT Consulting & Other Services	3,403	0.4%	4,343	0.6%
Real Estate Services	2,572	0.3%	2,567	0.3%
Interactive Media & Services	1,957	0.2%	2,009	0.3%
Electronic Equipment & Instruments	988	0.1%	916	0.1%
Total	$894,497	100.0%	$759,122	100.0%

Results of Operations
Revenues
Our investment income for the three months ended March 31, 2025 was as follows:

	Three Months Ended March 31, 2025
	Amount	Percentage of Total Income
Interest income	$19,900	91.7%
Interest income - PIK	583	2.7%
Fee income	1,226	5.6%
Total investment income	$21,709	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.
Expenses
Our operating expenses for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Interest expense	$7,480
Management fee	1,370
Professional fees	571
Administration and custody fees	86
Directors’ fees	18
Other expenses	62
Total operating expenses	9,587
Less: Fees waived by the Adviser	(1,370)
Net operating expenses	$8,217
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $13,492 for the three months ended March 31, 2025. Our net investment income during the three months ended March 31, 2025 was primarily attributed to interest and fee income, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Net realized gains (losses) on investments and foreign currencies	$268
Total net realized gains (losses)	$268
Our realized gains (losses) on investments for the three months ended March 31, 2025 were derived from the acceleration of OID from repayment activities and the sale of investments.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$1,718
Benefit (provision) for income taxes	—
Total net change in unrealized appreciation (depreciation)	$1,718
Our net change in unrealized appreciation in our investments for the three months ended March 31, 2025 was primarily due to appreciation in market value of several specific assets in the portfolio.
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
As of March 31, 2025, we had received capital subscriptions of $473,333 from the investors in the Private Offering.
As of March 31, 2025, we had $21,409 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of March 31, 2025, we had aggregate unfunded commitments of $241,183. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
On March 31, 2025, KKR Enhanced US EVDL Funding LLC entered into Amendment No. 2 to the Citibank Credit Facility, amending the spread from 2.15% to 1.85% and increasing the maximum commitment fees from 1.25% to 1.50%. No other material terms were altered as a result of this amendment.

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2025:

	March 31, 2025
Debt Obligations	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%	$471,366	$28,634	March 30, 2029
Total			$471,366	$28,634
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.
See Note 7 - Debt Obligations to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Recent Developments
Subsequent events after the reporting date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the item mentioned below, we have concluded that there is no impact requiring adjustment or disclosure in the unaudited consolidated financial statements.
On April 11, 2025, KKR Enhanced US EvDL Funding II LLC ("KKR Funding II"), a wholly-owned subsidiary of us, entered into a revolving credit facility (the "BNP Credit Facility") with BNP Paribas, as administrative agent, to borrow up to $200.0 million. The revolving period during which KKR Funding II is permitted to borrow, repay and re-borrow advances will terminate on April 11, 2028. Any amounts borrowed under the BNP Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 11, 2030.
Borrowings under the BNP Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR, subject to a floor of 0% per annum), plus an applicable margin of 1.85% per annum. From and after April 11, 2028, the applicable margin will be 2.35% per annum. In addition, during the revolving period, KKR Funding II will pay a non-usage fee on the unused commitments under the facility ranging from 0.50% per annum to 1.00% per annum depending on utilization levels.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 - Summary of Significant Accounting Policies to our unaudited consolidated financial statements herein.

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

Upon executing our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to the unaudited consolidated financial statements included herein.

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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments of $241,183.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(22,140)	$(11,784)	$(10,356)	(18.8)%
Down 200 basis points	(17,712)	(9,427)	(8,285)	(15.0)%
Down 150 basis points	(13,284)	(7,070)	(6,214)	(11.3)%
Down 100 basis points	(8,856)	(4,714)	(4,142)	(7.5)%
Down 50 basis points	(4,428)	(2,357)	(2,071)	(3.8)%
Up 50 basis points	4,428	2,357	2,071	3.8%
Up 100 basis points	8,856	4,714	4,142	7.5%
Up 150 basis points	13,284	7,070	6,214	11.3%
Up 200 basis points	17,712	9,427	8,285	15.0%
Up 250 basis points	22,140	11,784	10,356	18.8%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2025 and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2025, we did not engage in interest rate hedging activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Before making a decision to transact in our Common Shares, you should carefully consider the risks discussed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and all other information set forth in this quarterly report on Form 10-Q, which could materially affect our business, financial condition and/or operating results, as well as the NAV of our Common Shares. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, as well as the NAV of our Common Shares.
There have been no material changes since the filing of our most recent Annual Report on Form 10-K with the SEC on March 19, 2025 to the risk factors previously disclosed therein. If any of the identified risks actually occur, our business, financial condition and/or operating results could be materially adversely affected. If that happens, the NAV of our Common Shares could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended March 31, 2025, we issued and sold an aggregate of 89,174 Common Shares pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of March 31, 2025, the Subscriber held all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

3.01	Certificate of Trust*

3.02	Declaration of Trust*

3.1	Certificate of Conversion**

3.2	Certificate of Incorporation**

3.3	Bylaws**

10.1
Revolving Credit and Security Agreement, dated as of April 11, 2025, by and among KKR Enhanced US EVDL Funding II LLC, as borrower, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent, the Company, as equityholder and servicer, The Bank of New York Mellon Trust Company, National Association, as collateral agent, and BNP Paribas and KKR Capital Markets LLC, as joint lead arrangers***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as part of the Company’s Registration Statement on Form 10 (File No. 000-56639), filed on February 22, 2024 and incorporated herein by reference.
**	Previously filed as part of Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639), filed on April 19, 2024 and incorporated herein by reference.
***	Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 15, 2025 and incorporated herein by reference.
****	Filed herewith.
*****	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)