Form 10-Q
period 2025-06-30
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2025-08-13
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-56639
_________________________________________________
KKR Enhanced US Direct Lending Fund-L Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	99-6101395
(State of Organization)	(I.R.S. Employer Identification Number)

555 California Street 50th Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)
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
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 12, 2025 was 490,658. The number of Common Shares outstanding excludes July 31, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of June 30, 2025 (Unaudited) and December 31, 2024	1
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024 (Unaudited)	2
	Consolidated Statement of Changes in Net Assets for the Three and Six Months Ended June 30, 2025 and for the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024 (Unaudited)	3
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024 (Unaudited)	4
	Consolidated Schedules of Investments as of June 30, 2025 (Unaudited) and December 31, 2024	5
	Notes to Consolidated Financial Statements (Unaudited)	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	49

Part II - Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures	52
2

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value (cost $945,417 and $751,121, respectively)	$952,653	$759,122
Cash and cash equivalents	18,287	21,517
Subscription receivable	25,000	25,000
Interest receivable	6,845	5,856
Other assets	12,798	8,603
Total assets	1,015,583	820,098

Liabilities
Credit facilities	489,724	419,261
Distribution payable	3,262	4,525
Interest payable	8,135	6,749
Deferred tax liability	891	948
Administration and custody fees payable	387	246
Due to Adviser	99	130
Payable for investments purchased	147	105
Directors’ fees payable	37	37
Other accrued expenses	3,309	1,279
Total liabilities	505,991	433,280
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 490,658 and 373,355 shares issued and outstanding, respectively	0	0
Capital in excess of par value	502,541	380,384
Retained earnings (accumulated deficit)	7,051	6,434
Net Assets	$509,592	$386,818

Net Asset Value Per Share:
Net asset value, price per share	$1,038.59	$1,036.06

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Investment income
Interest income	$21,614	$10,723	$41,514	$10,723
Interest income - PIK	695	—	1,278	—
Other income	1,156	1,010	2,374	1,010
Total investment income	23,465	11,733	45,166	11,733

Expenses
Interest expense	7,866	4,565	15,346	4,565
Management fee	1,535	618	2,905	618
Professional fees	465	426	1,036	426
Administration and custody fees	93	64	179	64
Directors’ fees	19	19	37	19
Other expenses	69	8	123	8
Total expenses	10,047	5,700	19,626	5,700
Less: Fees waived by the Adviser	(1,535)	(618)	(2,905)	(618)
Net expenses	8,512	5,082	16,721	5,082

Net investment income	14,953	6,651	28,445	6,651

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	439	89	707	89
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(3,526)	7,111	(1,808)	7,111
Benefit (provision) for income taxes	58	(1,046)	58	(1,046)
Net realized and unrealized gains (losses)	(3,029)	6,154	(1,043)	6,154

Net increase (decrease) in net assets resulting from operations	$11,924	$12,805	$27,402	$12,805

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024

Increase (decrease) in net assets resulting from operations
Net investment income	$14,953	$6,651	$28,445	$6,651
Net realized gains (losses) on investments and foreign currencies	439	89	707	89
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(3,526)	7,111	(1,808)	7,111
Benefit (provision) for income taxes	58	(1,046)	58	(1,046)
Net increase (decrease) in net assets resulting from operations	11,924	12,805	27,402	12,805

Distributions to shareholders
Net investment income	(14,153)	(6,651)	(26,771)	(6,651)
Total distributions to shareholders	(14,153)	(6,651)	(26,771)	(6,651)

Shareholder transactions
Subscriptions	29,208	275,001	122,143	275,001
Increase from shareholder transactions	29,208	275,001	122,143	275,001

Net increase (decrease) in net assets	26,979	281,155	122,774	281,155

Net assets:
Beginning of period	482,613	—	386,818	—
End of period	$509,592	$281,155	$509,592	$281,155

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,402	$12,805
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(254,570)	(506,441)
Paid-in-kind interest	(1,278)	(161)
Proceeds from sale and repayments of investments	63,366	10,737
Net realized gains (losses) on investments and foreign currencies	(707)	(89)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	1,808	(7,111)
Amortization of deferred financing costs	647	—
Net accretion/amortization of premiums/discounts	(319)	(289)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(989)	(6,215)
(Increase) decrease in other assets	(4,837)	(10,032)
Increase (decrease) in interest payable	1,386	4,347
Increase (decrease) in other accrued expenses	2,030	6,253
Increase (decrease) in deferred tax liability	(57)	1,046
Increase (decrease) in administration and custody fees payable	141	64
Increase (decrease) in payable for investments purchased	42	8,751
Increase (decrease) in due to Adviser	(31)	54
Increase (decrease) in Directors’ fees payable	—	19
Net cash provided by (used in) operating activities	(165,966)	(486,262)
Cash flows from financing activities:
Subscription for shares	105,000	225,001
Distributions paid to shareholders	(10,891)	—
Proceeds from credit facilities	305,500	306,562
Repayments of credit facilities	(236,900)	(30,000)
Deferred financing costs paid	(5)	—
Net cash provided by (used in) financing activities	162,704	501,563

Effect of exchange rate changes on cash	32	16
Net Increase (Decrease) in Cash and Cash Equivalents	(3,230)	15,317
Cash and Cash Equivalents:
Beginning balance	21,517	—
Ending balance	$18,287	$15,317
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$13,313	$—
Reinvestment of distributions	$17,143	$—

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Senior Secured Loans- First Lien - 186.7%
Aerospace & Defense - 3.2%
Horizon CTS Buyer LLC	Revolver 1L 03/25	SOFR +	4.50%		3/29/2032	$1,691	$133	(b)(c)
Horizon CTS Buyer LLC	TL 1L 03/25	SOFR +	4.50%		3/29/2032	7,168	7,160	(b)
Horizon CTS Buyer LLC	TL 1L DD 03/25	SOFR +	4.50%		3/29/2032	1,353	(1)	(b)(c)
West Star Aviation Inc	Revolver 1L 05/25	SOFR +	4.50%		5/20/2032	1,218	239	(b)(c)
West Star Aviation Inc	TL 1L 05/25	SOFR +	4.50%		5/20/2032	8,706	8,674	(b)
West Star Aviation Inc	TL 1L DD 05/25	SOFR +	4.50%		5/20/2032	1,826	(7)	(b)(c)

Air Freight & Logistics - 10.0%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	2,830	(a)(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,391	7,474	(a)(b)(f)
CSafe Global	TL 1L 03/24 Incremental	SOFR +	5.75%		3/8/2030	38,636	39,023	(a)(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,635	1,651	(a)(b)

Application Software - 16.0%
Follett Software Co	Revolver 1L 04/25	SOFR +	4.50%		8/30/2030	423	120	(a)(b)(c)
Follett Software Co	TL 1L 04/25	SOFR +	4.50%		8/29/2031	4,409	4,407	(a)(b)
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	128	(a)(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.25% PIK)	1/17/2031	6,570	6,636	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	4,642	4,688	(a)(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	1,407	14	(a)(b)(c)(d)
Med-Metrix	Revolver 1L 09/21	SOFR +	5.00%		9/15/2027	98	—	(a)(b)(c)
Med-Metrix	TL 1L 09/21	SOFR +	5.00%		9/15/2027	753	753	(a)(b)
Med-Metrix	TL 1L 06/24	SOFR +	5.00%		9/15/2027	13,737	13,737	(a)(b)
Med-Metrix	TL 1L DD 09/21	SOFR +	5.00%		9/15/2027	383	383	(a)(b)
Misys Ltd	Revolver 1L 09/23	SOFR +	7.25%		9/13/2029	1,321	262	(a)(b)(c)(h)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	12,572	12,698	(a)(b)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	3.25%	(3.00% PIK)	11/8/2029	9,365	9,178	(b)(d)(h)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	—	(a)(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,428	(a)(b)
Spins LLC	Revolver 1L 02/25	SOFR +	4.75%		1/22/2029	1,052	—	(a)(b)(c)
Spins LLC	TL 1L 02/25 (Restated)	SOFR +	4.75%		1/22/2029	9,271	9,309	(a)(b)
Spins LLC	TL 1L DD 02/25 (Amendment #1)	SOFR +	4.75%		1/22/2029	888	892	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Spins LLC	TL 1L DD 02/25 (Restated)	SOFR +	4.75%		1/22/2029	727	730	(a)(b)
Vermont Information Processing Inc	Revolver 1L 12/24	SOFR +	4.75%		1/30/2032	481	(2)	(b)(c)
Vermont Information Processing Inc	TL 1L 01/25	SOFR +	4.75%		1/30/2032	3,845	3,825	(b)
Vermont Information Processing Inc	TL 1L DD 01/25	SOFR +	4.75%		1/30/2032	1,602	(8)	(b)(c)
Vitu	Revolver 1L 01/25	SOFR +	4.75%		1/6/2031	1,894	(7)	(a)(b)(c)
Vitu	TL 1L 01/25	SOFR +	4.75%		1/6/2032	11,652	11,609	(a)(b)

Asset Management & Custody Banks - 1.3%
Rockefeller Capital Management LP	TL 1L 04/24	SOFR +	4.75%		4/4/2031	4,996	4,996	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 12/24	SOFR +	4.75%		4/4/2031	1,792	1,792	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 06/25	SOFR +	4.75%		4/4/2031	1,525	—	(a)(b)(c)

Cargo Ground Transportation - 2.8%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	5.75%		12/3/2026	199	98	(a)(b)(c)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	5.75%		12/3/2026	10,278	10,278	(a)(b)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	5.75%		12/3/2026	237	237	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	5.00%		5/4/2029	287	129	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	5.00%		5/6/2030	336	339	(a)(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	5.00%		5/6/2030	2,331	2,355	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	5.00%		5/6/2030	353	357	(a)(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	5.00%		5/6/2030	675	681	(a)(b)

Commercial & Residential Mortgage Finance - 1.3%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	5.00%		12/5/2030	241	—	(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	5.00%		12/5/2030	6,683	6,750	(b)

Construction & Engineering - 13.9%
Frontline Road Safety LLC	Revolver 1L 03/25	SOFR +	4.75%		3/4/2032	4,107	887	(a)(b)(c)
Frontline Road Safety LLC	TL 1L 03/25 PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	24,164	24,094	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 03/25 PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	7,091	7,070	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 05/25 (Add-on) PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2031	3,500	639	(a)(b)(c)(d)
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%		6/17/2030	989	111	(a)(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%		6/17/2031	8,071	8,010	(a)(b)
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%		6/17/2031	1,583	(12)	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Woolpert Inc	Revolver 1L 05/24	SOFR +	5.00%	4/5/2029	3,865	193	(a)(b)(c)
Woolpert Inc	TL 1L 05/24	SOFR +	5.00%	4/5/2030	24,585	24,831	(a)(b)
Woolpert Inc	TL 1L 03/25	SOFR +	5.00%	4/5/2030	887	896	(a)(b)
Woolpert Inc	TL 1L DD 05/24	SOFR +	5.00%	4/5/2030	7,712	4,078	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 0.8%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%	10/30/2029	4,260	3,904	(a)(b)

Consumer Finance - 4.6%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.50%	8/18/2031	1,209	393	(b)(c)
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.75%	11/17/2031	5,027	5,027	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.50%	11/17/2031	6,032	6,032	(b)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%	8/29/2031	1,439	300	(a)(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%	8/29/2031	4,664	4,664	(a)(b)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%	8/29/2031	2,741	1,085	(a)(b)(c)
MAI Capital Management LLC	TL 1L DD 06/25	SOFR +	4.75%	8/29/2031	4,908	—	(a)(b)(c)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	5.00%	10/2/2028	131	—	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	5.00%	10/2/2028	4,911	4,911	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	5.00%	10/2/2028	597	597	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	5.00%	10/2/2028	2,901	316	(a)(b)(c)

Diversified Financial Services - 1.1%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,708	5,765	(a)(b)

Diversified Support Services - 16.4%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	—	(a)(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,579	13,715	(a)(b)
Apex Service Partners LLC	TL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,115	3,146	(a)(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,273	8,355	(a)(b)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	5.00%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	5.00%	11/21/2029	2,605	2,618	(a)(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	5.00%	11/21/2029	730	733	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	5.00%	11/21/2029	2,000	1,693	(a)(b)(c)
Service Express Inc	Revolver 1L 08/24	SOFR +	4.75%	8/15/2031	2,664	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Service Express Inc	TL 1L 08/24	SOFR +	4.75%	8/15/2031	19,480	19,599	(a)(b)
Service Express Inc	TL 1L DD 08/24	SOFR +	4.75%	8/15/2031	4,656	1,036	(a)(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%	9/10/2031	3,793	1,734	(a)(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%	9/10/2031	29,650	30,074	(a)(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%	9/10/2031	1,755	619	(a)(b)(c)

Education Services - 2.5%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	—	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,420	11,477	(a)(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	2,991	1,206	(a)(b)(c)

Electrical Components & Equipment - 6.3%
Clarience Technologies LLC	Revolver 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2031	3,238	—	(a)(b)(c)
Clarience Technologies LLC	TL 1L 06/25 (2025 Incremental)	SOFR +	5.75%	2/13/2032	678	678	(a)(b)
Clarience Technologies LLC	TL 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2032	31,640	31,640	(a)(b)
Clarience Technologies LLC	TL 1L DD-A 06/25	SOFR +	4.75%	2/13/2032	1,166	—	(a)(b)(c)
Clarience Technologies LLC	TL 1L DD-B 06/25	SOFR +	5.75%	2/13/2032	6,530	—	(a)(b)(c)
Clarience Technologies LLC	TL 1L DD-C 06/25	SOFR +	4.75%	2/13/2032	3,238	—	(a)(b)(c)

Electronic Equipment & Instruments - 0.2%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	393	(a)(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	494	582	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/12/2029	4,972	—	(a)(b)(c)

Environmental & Facilities Services - 7.0%
Arcwood Environmental (fka Heritage Environmental Services Inc)	Revolver 1L 01/24	SOFR +	5.50%	1/31/2030	1,074	—	(a)(b)(c)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 01/24	SOFR +	5.50%	1/31/2031	6,601	6,667	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,773	1,773	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	944	—	(a)(b)(c)
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	5.00%	8/27/2031	1,893	—	(a)(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	5.00%	8/27/2031	11,301	11,414	(a)(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	5.00%	8/27/2031	2,839	28	(a)(b)(c)
Resa Power LLC	Revolver 1L 04/25	SOFR +	4.75%	4/28/2032	1,501	(4)	(a)(b)(c)
Resa Power LLC	Revolver 1L 04/25 (CAD Multi Currency)	SOFR +	4.75%	4/28/2032	188	(1)	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Resa Power LLC	TL 1L 04/25	SOFR +	4.75%		4/28/2032	12,142	12,108	(a)(b)
Resa Power LLC	TL 1L DD 04/25	SOFR +	4.75%		4/28/2032	3,404	(10)	(a)(b)(c)
Xylem Kendall	Revolver 1L 06/25	SOFR +	5.87%		4/22/2030	706	219	(b)(c)
Xylem Kendall	TL 1L 06/25	SOFR +	5.75%		4/22/2030	3,430	3,430	(b)
Xylem Kendall	TL 1L DD-A 06/25 (6th Amendment)	SOFR +	5.75%		4/22/2030	209	—	(b)(c)
Xylem Kendall	TL 1L DD 06/25 (7th Amendment)	SOFR +	5.75%		4/22/2030	5,142	—	(b)(c)

Food Distributors - 0.9%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%		10/31/2028	4,152	4,000	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%		10/31/2028	534	514	(b)

Health Care Equipment - 2.2%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%		2/28/2030	1,449	(3)	(a)(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.50%		2/28/2031	10,284	10,261	(a)(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%		2/28/2031	1,931	960	(a)(b)(c)

Health Care Facilities - 1.0%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%		5/7/2026	44	4	(a)(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%		5/7/2027	460	460	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%		5/7/2027	94	94	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%		5/7/2027	20	20	(a)(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,455	4,455	(b)

Health Care Services - 12.2%
Affordable Care Inc	TL 1L 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	3,294	3,223	(a)(b)(d)
Affordable Care Inc	TL 1L DD 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	890	870	(a)(b)(d)
Affordable Care Inc	TL 1L DD 08/23 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	965	945	(a)(b)(d)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.50%		2/25/2028	3,823	3,804	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.50%		2/25/2028	313	312	(a)(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	413	392	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	6.40%		4/3/2028	3,782	3,586	(a)(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	206	195	(a)(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	6.50%		4/3/2028	3,194	3,035	(a)(b)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,768	15,955	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	5,524	2,029	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,283	2,310	(a)(b)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,546	25,546	(a)(b)

Health Care Supplies - 4.8%
PCI Pharma Services	Revolver 1L 01/25	SOFR +	4.75%		1/22/2032	2,469	(5)	(a)(b)(c)(h)
PCI Pharma Services	TL 1L 01/25	SOFR +	4.75%		1/22/2032	24,512	24,463	(a)(b)(h)
PCI Pharma Services	TL 1L DDTL 01/25 USD	SOFR +	4.75%		1/22/2032	10,325	(21)	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD 01/25 (Alternative Currency - EUR/GBP Draw)	SOFR +	4.75%		1/22/2032	2,694	(5)	(a)(b)(c)(h)

Health Care Technology - 5.9%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	—	(a)(b)(c)
Netsmart Technologies Inc	TL 1L 08/24 PIK	SOFR +	2.75%	(2.45% PIK)	8/25/2031	29,609	29,905	(a)(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24 PIK	SOFR +	2.50%	(2.70% PIK)	8/25/2031	3,871	39	(a)(b)(c)(d)

Highways & Railtracks - 1.1%
Eagle Railcar Services Roscoe Inc	Revolver 1L 06/25	SOFR +	4.50%		6/14/2032	1,062	—	(b)(c)
Eagle Railcar Services Roscoe Inc	TL 1L 06/25	SOFR +	4.50%		6/14/2032	5,662	5,648	(b)
Eagle Railcar Services Roscoe Inc	TL 1L DD 06/25	SOFR +	4.50%		6/14/2032	1,180	(3)	(b)(c)

Hotels, Resorts & Cruise Lines - 0.9%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%		11/5/2029	562	169	(a)(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%		11/5/2029	4,426	4,471	(a)(b)

Human Resource & Employment Services - 2.7%
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%		9/22/2028	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%		9/22/2028	6,483	6,548	(a)(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%		8/17/2027	94	—	(a)(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-On)	SOFR +	6.00%		8/17/2027	3,541	3,541	(a)(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%		8/17/2027	1,046	1,046	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%		8/17/2027	2,709	2,736	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%		8/17/2027	87	87	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Insurance Brokers - 16.6%
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	5.25%	12/20/2029	538	65	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	5.25%	12/20/2030	2,477	2,502	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	5.25%	12/20/2030	2,356	2,357	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	5.00%	12/20/2030	4,607	14	(a)(b)(c)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	5.75%	10/29/2029	1,127	—	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	4.75%	10/29/2030	4,114	4,155	(a)(b)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	4.75%	10/29/2030	20	20	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	4.75%	10/29/2030	295	298	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	4.75%	10/29/2030	9	9	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	4.75%	10/29/2030	3,097	3,128	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	4.75%	10/29/2030	2,996	2,860	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L DD 02/25	SOFR +	4.75%	10/29/2030	3,361	34	(a)(b)(c)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	1,260	395	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	13,638	13,638	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	796	796	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 07/24	SOFR +	4.50%	9/29/2028	4,400	714	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD 03/24	SOFR +	4.75%	11/24/2028	4,562	2,325	(a)(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/25/2028	1,158	—	(a)(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/25/2028	18,453	18,453	(a)(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/25/2028	4,958	—	(a)(b)(c)
RSC Insurance Brokerage Inc	Revolver 1L 11/19	SOFR +	4.75%	11/1/2029	1,911	—	(b)(c)
RSC Insurance Brokerage Inc	TL 1L 09/19	SOFR +	4.75%	11/1/2029	9,533	9,533	(b)
RSC Insurance Brokerage Inc	TL 1L 11/21	SOFR +	4.75%	11/1/2029	1,563	1,563	(b)
RSC Insurance Brokerage Inc	TL 1L B 09/20 (Upsize)	SOFR +	4.75%	11/1/2029	938	938	(b)
RSC Insurance Brokerage Inc	TL 1L DD 10/23 (Tranche 2)	SOFR +	4.75%	11/1/2029	6,973	6,973	(b)
RSC Insurance Brokerage Inc	TL 1L DD 08/24	SOFR +	4.75%	11/1/2029	8,704	887	(b)(c)
RSC Insurance Brokerage Inc	TL 1L DD-2 11/23	SOFR +	4.75%	11/1/2029	6,560	6,560	(b)
RSC Insurance Brokerage Inc	TL 1L DD2 11/24	SOFR +	4.75%	11/1/2029	6,245	6,245	(b)

Interactive Media & Services - 0.4%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(100)	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	1,073	1,073	(a)(b)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%	12/29/2025	859	859	(a)(b)

IT Consulting & Other Services - 0.5%
New Era Technology Inc	TL 1L 04/21	SOFR +	6.25%	10/31/2026	1,636	996	(a)(b)(i)
New Era Technology Inc	TL 1L DD 04/21	SOFR +	6.25%	10/31/2026	1,584	965	(a)(b)(i)
New Era Technology Inc	TL 1L DD 04/22	SOFR +	6.25%	10/31/2026	1,211	738	(a)(b)(i)

Personal Care Products - 1.6%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%	11/30/2027	8,127	8,127	(a)(b)

Property & Casualty Insurance - 5.6%
Alacrity Solutions Group LLC	Revolver 1L 02/25	SOFR +	5.25%	2/28/2030	340	—	(a)(b)(c)
Alacrity Solutions Group LLC	TL 1L 03/25 (PIK Upfront Fee)	SOFR +	5.25%	2/28/2030	28	28	(a)(b)
Alacrity Solutions Group LLC	TL 1L 02/25 (Takeback)	SOFR +	5.25%	2/28/2030	2,061	2,061	(a)(b)
Alacrity Solutions Group LLC	TL 1L DD 02/25 (Exit)	SOFR +	5.25%	2/28/2030	452	—	(a)(b)(c)
J S Held LLC	Revolver 1L 10/24	SOFR +	5.50%	6/1/2028	1,444	231	(a)(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	5.50%	6/1/2028	24,930	24,930	(a)(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	5.50%	6/1/2028	4,176	1,335	(a)(b)(c)

Publishing - 4.1%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%	8/31/2028	1,211	—	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	5.75%	9/3/2030	14,735	14,882	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%	9/3/2030	6,083	6,144	(b)

Research & Consulting Services - 4.4%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%	8/31/2028	5,912	5,927	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%	5/4/2027	1,064	1,064	(a)(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%	5/4/2027	2,210	2,210	(a)(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%	5/4/2027	7,284	7,357	(a)(b)
Hibu Inc	TL 1L 04/25 (Add-on)	SOFR +	6.25%	5/4/2027	5,791	5,907	(a)(b)

Specialized Consumer Services - 8.2%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/25	SOFR +	4.50%	12/1/2028	422	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Circana Group (f.k.a. NPD Group)	TL 1L 04/25	SOFR +	4.50%		12/1/2029	5,764	5,822	(a)(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%		8/22/2030	2,871	1,149	(b)(c)
Legends Hospitality LLC	TL 1L 08/24 PIK	SOFR +	2.75%	(2.75% PIK)	8/22/2031	24,798	24,798	(b)(d)
Legends Hospitality LLC	TL 1L DD 08/24 PIK	SOFR +	2.25%	(2.75% PIK)	8/22/2031	1,436	—	(b)(c)(d)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%		7/25/2028	1,712	1,729	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%		7/25/2028	2,607	2,633	(a)(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%		7/25/2028	7,783	5,436	(a)(b)(c)

Specialty Chemicals - 4.0%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	4.50%		6/13/2031	3,054	—	(a)(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	4.50%		6/13/2031	18,265	18,447	(a)(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	4.50%		6/13/2031	3,054	1,863	(a)(b)(c)

Systems Software - 18.0%
Bonterra LLC	Revolver 1L 03/25	SOFR +	5.00%		3/5/2032	3,328	692	(a)(b)(c)
Bonterra LLC	TL 1L 03/25	SOFR +	5.00%		3/5/2032	30,782	30,628	(a)(b)
Bonterra LLC	TL 1L DD 03/25	SOFR +	5.00%		3/5/2032	3,328	(17)	(a)(b)(c)
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%		3/9/2029	4,407	4,101	(a)(b)
OEConnection LLC	Revolver 1L 04/24	SOFR +	5.25%		4/22/2031	2,002	—	(a)(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	5.25%		4/22/2031	18,268	18,450	(a)(b)
OEConnection LLC	TL 1L DD 04/24	SOFR +	5.25%		4/22/2031	3,187	3,219	(a)(b)
OEConnection LLC	TL 1L DD 12/24	SOFR +	5.25%		4/22/2031	627	6	(a)(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	5.00%		11/21/2031	2,339	—	(a)(b)(c)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	5.00%		11/21/2031	8,437	11,640	(a)(b)(f)
Veriforce LLC	TL 1L 11/24 USD	SOFR +	5.00%		11/21/2031	23,041	23,159	(a)(b)
Veriforce LLC	TL 1L DD-2 11/24 USD	SOFR +	5.00%		11/21/2031	2,924	15	(a)(b)(c)

Trading Companies & Distributors - 4.2%
Individual FoodService	TL 1L B 10/24	SOFR +	5.00%		10/31/2029	15,617	15,628	(a)(b)
Individual FoodService	TL 1L DD B 10/24	SOFR +	5.00%		10/31/2029	461	152	(a)(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%		4/1/2029	384	115	(a)(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%		4/1/2029	4,988	5,000	(a)(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	5.50%		4/1/2029	16,528	369	(a)(b)(c)
Total Senior Secured Loans - First Lien (Cost $943,110)							$951,497

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread	Maturity Date	Par/Shares	Fair Value	Footnotes

Subordinated Debt - 0.1%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	TL Mezz 02/25 (PIK Notes)	8.00% PIK	2/28/2030	699	699	(a)(b)(d)
Total Subordinated Debt (Cost $699)					$699

Equity - 0.1%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	Common Stock			423	78	(a)(b)
Alacrity Solutions Group LLC	Perp (Pref Equity) PIK	8.00% PIK		452	379	(a)(b)(d)
Total Equity (Cost $1,608)					457

TOTAL INVESTMENTS (Cost $945,417) - 186.9%					$952,653

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 3.1%
U.S. Government Securities - 3.1%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	14,585,256	$14,585	(e)
State Street Institutional U.S. Government Money Market Fund	Opportunity Class	1,205,537	1,206	(j)
TOTAL MONEY MARKET FUND (Cost $15,791) - 3.1%			$15,791

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $961,208) - 190.0%			$968,444
LIABILITIES EXCEEDING OTHER ASSETS, NET - (90.0%)			(458,852)
NET ASSETS - 100.0%			$509,592

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of June 30, 2025 was 4.5%.
SONIA	Sterling Overnight Index Average as of June 30, 2025 was 4.2%.
EURIBOR	Euro Interbank Offered Rate as of June 30, 2025 was 1.9%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of June 30, 2025 was 3.9%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of June 30, 2025, 95.4% of the Company's total assets represented qualifying assets.

(i)	Asset is on non-accrual status.
(j)	The money market fund’s average 7-day yield as of June 30, 2025 was 4.2%.

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

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
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

For the six months ended June 30, 2025, there have been no significant changes to the Company’s fair value methodologies.

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
Deferred Financing Costs - The Company has incurred financing costs related to the establishment of secured revolving credit facilities. The aforementioned costs were capitalized as an asset and are being amortized on a straight-line basis over each instrument’s term.
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
Distributions to Shareholders - Distributions of net investment income are generally declared and paid monthly and distributable net realized capital gains, if any, are declared and distributed at least annually. Distributions to shareholders are recorded on the ex-dividend date.
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

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $891 as of June 30, 2025. The Company recorded a provision for income taxes of $58 and $58 for the three and six months ended June 30, 2025, respectively.

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
At June 30, 2025, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the six months ended June 30, 2025 and during the period from April 19, 2024 (Commencement of Operations) to June 30, 2024:

	For the Six Months Ended June 30, 2025		For the Period Ended June 30, 2024
Subscriptions(1)	Share	Amount	Share	Amount
Common Shares	117,303	$122,144	272,142	$275,001
Total	117,303	$122,144	272,142	$275,001
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.
The following table reflects the distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2025 and during the period from April 19, 2024 (Commencement of Operations) to June 30, 2024:

			For the Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
April 30, 2025	April 30, 2025	May 30, 2025	12.87	5,954
May 30, 2025	May 30, 2025	June 13, 2025	10.58	4,937
June 30, 2025	June 30, 2025	July 31, 2025	6.98	3,262
Total			$62.30	$26,771

			For the Period Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
Total			$29.73	$6,651

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
During the three and six months ended June 30, 2025, the Adviser earned a Management Fee of $1,535 and $2,905, respectively, and waived fees of $1,535 and $2,905, respectively. During the period from April 19, 2024 (Commencement of Operations) to June 30, 2024, the Adviser earned a Management Fee of $618 and waived fees of $618.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2025, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Investment Portfolio
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$943,110	$951,497	98.3%
Subordinated Debt	699	699	0.1%
Equity	1,608	457	0.0%
Money Market Fund	15,791	15,791	1.6%
Total	$961,208	$968,444	100.0%

	December 31, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$751,121	$759,122	97.4%
Money Market Fund	20,295	20,295	2.6%
Total	$771,416	$779,417	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$91,893	9.6%	$56,010	7.4%
Insurance Brokers	84,462	8.9%	79,933	10.5%
Diversified Support Services	83,322	8.7%	77,480	10.2%
Application Software	81,780	8.6%	53,495	7.0%
Construction & Engineering	70,797	7.4%	34,508	4.5%
Health Care Services	62,202	6.5%	61,845	8.1%
Air Freight & Logistics	50,978	5.4%	50,560	6.7%
Specialized Consumer Services	41,567	4.4%	38,449	5.1%
Environmental & Facilities Services	35,624	3.7%	20,561	2.7%
Electrical Components & Equipment	32,318	3.4%	21,954	2.9%
Health Care Technology	29,944	3.1%	29,234	3.9%
Property & Casualty Insurance	29,741	3.1%	29,449	3.9%
Health Care Supplies	24,432	2.6%	—	—%
Consumer Finance	23,325	2.4%	16,057	2.1%
Research & Consulting Services	22,465	2.4%	16,941	2.2%
Trading Companies & Distributors	21,264	2.2%	20,930	2.8%
Publishing	21,026	2.2%	21,307	2.8%
Specialty Chemicals	20,310	2.1%	18,315	2.4%
Aerospace & Defense	16,198	1.7%	1,419	0.2%
Cargo Ground Transportation	14,474	1.5%	14,482	1.9%
Human Resource & Employment Services	13,958	1.5%	13,991	1.8%
Education Services	12,683	1.3%	12,448	1.6%
Health Care Equipment	11,218	1.2%	11,135	1.5%
Personal Care Products	8,127	0.9%	12,576	1.7%
Asset Management & Custody Banks	6,788	0.7%	5,090	0.7%
Commercial & Residential Mortgage Finance	6,750	0.7%	6,932	0.9%
Diversified Financial Services	5,765	0.6%	5,821	0.8%
Highways & Railtracks	5,645	0.6%	—	—%
Health Care Facilities	5,033	0.5%	5,059	0.7%
Hotels, Resorts & Cruise Lines	4,640	0.5%	4,493	0.6%
Food Distributors	4,514	0.5%	4,646	0.6%
Construction Machinery & Heavy Transportation Equipment	3,904	0.4%	4,167	0.5%
IT Consulting & Other Services	2,699	0.3%	4,343	0.6%
Interactive Media & Services	1,832	0.3%	2,009	0.3%
Electronic Equipment & Instruments	975	0.1%	916	0.1%
Real Estate Services	—	—%	2,567	0.3%
Total	$952,653	100.0%	$759,122	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Fair Value
The following tables present information about the Company’s assets measured on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

	June 30, 2025 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$951,497	$951,497
Subordinated Debt	—	—	699	699
Equity	—	—	457	457
Money Market Fund	15,791	—	—	15,791
Total Investments including Money Market Fund	$15,791	$—	$952,653	$968,444

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$759,122	$759,122
Money Market Fund	20,295	—	—	20,295
Total Investments including Money Market Fund	$20,295	$—	$759,122	$779,417

The following tables are a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value as of June 30, 2025 and June 30, 2024:

	Senior Secured Loans - First Lien	Subordinated Debt	Equity	Total
Balance as of January 1, 2025	$759,122			$759,122
Purchases	252,284	678	1,608	254,570
Paid-in-kind interest	1,278	—	—	1,278
Sales and repayments	(63,366)	—	—	(63,366)
Accretion of discount (amortization of premium)	319	—	—	319
Net change in unrealized appreciation (depreciation)	805	21	(1,151)	(325)
Net realized gain (loss)	1,055	—	—	1,055
Balance as of June 30, 2025	$951,497	$699	$457	$952,653

Net unrealized appreciation (depreciation) of investments held at June 30, 2025	$143	$21	$(1,151)	$(987)

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Senior Secured Loans - First Lien	Total
Balance as of April 19, 2024	$—	$—
Purchases	506,441	506,441
Paid-in-kind interest	161	161
Sales and repayments	(10,737)	(10,737)
Accretion of discount (amortization of premium)	289	289
Net change in unrealized appreciation (depreciation)	7,263	7,263
Net realized gain (loss)	85	85
Balance as of June 30, 2024	$503,503	$503,503

Net unrealized appreciation (depreciation) of investments held at June 30, 2024	$7,263	$7,263
No securities were transferred into or out of the Level 3 hierarchy during the six months ended June 30, 2025 and during the period ended June 30, 2024.
The following tables present additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of June 30, 2025 and December 31, 2024:

Financial Asset	Fair Value at June 30, 2025 (Unaudited)	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$951,497	Yield Analysis	Yield	7.33% - 13.03% (9.21%)	Decrease
			Discount Margin	2.29% - 9.35% (5.27%)	Decrease
			Synthetic Rating Yield Adjustment	0.43% - 2.55% (1.38%)	Decrease
			EBITDA Multiple	5.50x - 25.50x (14.59x)	Increase
		Current Value Method	EBITDA Multiple	8.50x - 9.00x (8.72x)	Increase
Subordinated Debt	699	Current Value Method	EBITDA Multiple	9.00x	Increase
Equity	457	Current Value Method	LTM EBITDA Multiple	9.00x	Increase
Total	$952,653

Financial Asset	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$759,122	Yield Analysis	Yield	8.30% - 12.50% (9.60%)	Decrease
			Discount Margin	0.43% - 3.40% (1.37%)	Decrease
			EBITDA Multiple	7.25x - 25.50x (14.10x)	Increase
Total	$759,122
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
Note 7. Debt Obligations
On April 1, 2024, KKR Enhanced US EVDL Funding LLC, a wholly owned subsidiary of the Company, entered into a secured revolving credit facility agreement (as amended, restated, supplemented or otherwise modified from time, the “Citibank Credit Facility”) with Citibank, N.A., as lender, to borrow up to $500.0 million, with options to increase the financing commitment up to $1.25 billion. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2027. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2029.
The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of June 30, 2025, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.
On April 11, 2025, KKR Enhanced US EvDL Funding II LLC ("KKR Funding II"), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (as amended, restated, supplemented or otherwise modified from time, the "BNP Credit Facility") with BNP Paribas, as administrative agent, to borrow up to $200.0 million. The revolving period during which KKR Funding II is permitted to borrow, repay and re-borrow advances will terminate on April 11, 2028. Any amounts borrowed under the BNP Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 11, 2030.
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
The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility and BNP Credit Facility for the six months ended June 30, 2025 and the period ended June 30, 2024 were as follows:

	For the Six Months Ended June 30, 2025	For the Period Ended June 30, 2024
Stated interest expense	$14,415	$4,084
Unused commitment fees	284	263
Amortization of deferred financing costs	647	218
Total interest expense	$15,346	$4,565
Weighted average interest rate	6.1%	8.0%
Average Borrowings Outstanding	$455,898	$253,518

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of June 30, 2025. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility and BNP Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Quarter Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
June 30, 2025	$489,724	$2,041
__________
(1)Asset covered per $1,000 of debt is calculated by subtracting the Company’s liabilities and indebtedness not representing senior securities from the Company’s total assets, dividing the result by the aggregate amount of the Company’s senior securities representing indebtedness then outstanding, and multiplying the result by 1,000.
Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of June 30, 2025, total unfunded commitments and fair value on these credit agreements were $219,896 and $118, respectively.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and the period ended June 30, 2024:

	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Common Shares
Per Share Operating Performance(1)
Net asset value, beginning of period	$1,036.06	$1,000.00
Income from investment operations:
Net investment income	65.87	28.88
Net realized and unrealized gains (losses)	(1.04)	33.97
Total investment from operations	64.83	62.85

Distributions from:
Net investment income	(62.30)	(29.73)
Total distributions	(62.30)	(29.73)
Net asset value, end of period	$1,038.59	$1,033.12
Total return(2)	6.26%	6.28%

Ratio to average net assets
Expenses, before waiver(3)	8.45%	10.46%
Expenses, after waiver(3)	7.20%	9.17%
Net investment income, before waiver(3)	10.48%	11.83%
Net investment income, after waiver(3)	11.73%	13.12%
Supplemental data
Net asset value, end of period	$509,592	$281,155
Portfolio turnover rate(2)	7.11%	2.33%
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

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024:

Net Investment Activity	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Purchases	$106,884	$506,441	$254,570	$506,441
Paid-in-kind interest	695	161	1,278	161
Sales and Repayments	(47,649)	(10,737)	(63,366)	(10,737)
Net Investment Activity	$59,930	$495,865	$192,482	$495,865

The following tables summarize the composition of our investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$943,110	$951,497	98.3%
Subordinated Debt	699	699	0.1%
Equity	1,608	457	—%
Money Market Fund	15,791	15,791	1.6%
Total	$961,208	$968,444	100.0%

	December 31, 2024
	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$751,121	$759,122	97.4%
Money Market Fund	20,295	20,295	2.6%
Total	$771,416	$779,417	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)	December 31, 2024
Number of Portfolio Companies	75	68
% Variable Rate Debt Investments (based on fair value)(1)(4)	99.7%	99.6%
% Other Income Producing Investments (based on fair value)(2)	—%	—%
% of Investments on Non-Accrual (based on fair value)	0.3%	0.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)(4)	9.6%	9.8%
Weighted Average Annual Yield on All Debt Investments(1)(5)	9.7%	9.8%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
(4)Does not include investments on non-accrual status.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
For the six months ended June 30, 2025, our total return based on NAV was 6.26%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$91,893	9.6%	$56,010	7.4%
Insurance Brokers	84,462	8.9%	79,933	10.5%
Diversified Support Services	83,322	8.7%	77,480	10.2%
Application Software	81,780	8.6%	53,495	7.0%
Construction & Engineering	70,797	7.4%	34,508	4.5%
Health Care Services	62,202	6.5%	61,845	8.1%
Air Freight & Logistics	50,978	5.4%	50,560	6.7%
Specialized Consumer Services	41,567	4.4%	38,449	5.1%
Environmental & Facilities Services	35,624	3.7%	20,561	2.7%
Electrical Components & Equipment	32,318	3.4%	21,954	2.9%
Health Care Technology	29,944	3.1%	29,234	3.9%
Property & Casualty Insurance	29,741	3.1%	29,449	3.9%
Health Care Supplies	24,432	2.6%	—	—%
Consumer Finance	23,325	2.4%	16,057	2.1%
Research & Consulting Services	22,465	2.4%	16,941	2.2%
Trading Companies & Distributors	21,264	2.2%	20,930	2.8%
Publishing	21,026	2.2%	21,307	2.8%
Specialty Chemicals	20,310	2.1%	18,315	2.4%
Aerospace & Defense	16,198	1.7%	1,419	0.2%
Cargo Ground Transportation	14,474	1.5%	14,482	1.9%
Human Resource & Employment Services	13,958	1.5%	13,991	1.8%
Education Services	12,683	1.3%	12,448	1.6%
Health Care Equipment	11,218	1.2%	11,135	1.5%
Personal Care Products	8,127	0.9%	12,576	1.7%
Asset Management & Custody Banks	6,788	0.7%	5,090	0.7%
Commercial & Residential Mortgage Finance	6,750	0.7%	6,932	0.9%
Diversified Financial Services	5,765	0.6%	5,821	0.8%
Highways & Railtracks	5,645	0.6%	—	—%
Health Care Facilities	5,033	0.5%	5,059	0.7%
Hotels, Resorts & Cruise Lines	4,640	0.5%	4,493	0.6%
Food Distributors	4,514	0.5%	4,646	0.6%
Construction Machinery & Heavy Transportation Equipment	3,904	0.4%	4,167	0.5%
IT Consulting & Other Services	2,699	0.3%	4,343	0.6%
Interactive Media & Services	1,832	0.3%	2,009	0.3%
Electronic Equipment & Instruments	975	0.1%	916	0.1%
Real Estate Services	—	—%	2,567	0.3%
Total	$952,653	100.0%	$759,122	100.0%

Results of Operations
Revenues
Our investment income for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2025		For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024		For the Six Months Ended June 30, 2025		For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$21,614	92.1%	$10,723	91.4%	$41,514	92.0%	$10,723	91.4%
Interest income - PIK	695	3.0%	—	—%	1,278	2.8%	—	—%
Fee income	1,156	4.9%	1,010	8.6%	2,366	5.2%	1,010	8.6%
Total investment income	$23,465	100.0%	$11,733	100.0%	$45,158	100.0%	$11,733	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.
The increase in interest, PIK and fee income for the three and six months ended June 30, 2025 compared to the period ended June 30, 2024 is primarily due to less active days in the period ended June 30, 2024 and the increase in the size of our investment portfolio.
Expenses
Our operating expenses for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Interest expense	$7,866	$4,565	$15,346	$4,565
Management fee	1,535	618	2,905	618
Professional fees	465	426	1,036	426
Administration and custody fees	93	64	179	64
Directors’ fees	19	19	37	19
Other expenses	69	8	131	8
Total operating expenses	10,047	5,700	19,634	5,700
Less: Fees waived by the Adviser	(1,535)	(618)	(2,905)	(618)
Net operating expenses	$8,512	$5,082	$16,729	$5,082
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
The increase in expenses for the three and six months ended June 30, 2025 compared to the period ended June 30, 2024 is primarily due to less active days in the period ended June 30, 2024, an increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and six months ended June 30, 2025, and the incurrence of additional borrowings under the Citibank Credit Facility and BNP Credit Facility (each as defined below), which increased interest expense.

Net Investment Income
Our net investment income for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Total investment income	$23,465	$11,733	$45,158	$11,733
Net operating expenses	8,512	5,082	16,729	5,082
Net investment income	$14,953	$6,651	$28,429	$6,651
The increase in net investment income for the three and six months ended June 30, 2025 compared to the period ended June 30, 2024 is primarily due to less active days in the period ended June 30, 2024 and an increase in interest and fee income earned due to increased size of our investment portfolio, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Net realized gains (losses) on investments and foreign currencies	$439	$89	$707	$89
Total net realized gains (losses)	$439	$89	$707	$89
Our realized gains (losses) on investments for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 were derived from the acceleration of OID from repayment activities and the sale of investments.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to June 30, 2024
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$(3,526)	$7,111	$(1,808)	$7,111
Benefit (provision) for income taxes	58	(1,046)	58	(1,046)
Total net change in unrealized appreciation (depreciation)	$(3,468)	$6,065	$(1,750)	$6,065
Our net change in unrealized depreciation in our investments for the three months and six months ended June 30, 2025 and for the period ended June 30, 2024 was primarily due to depreciation in market value of several specific assets in the portfolio.

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
For the six months ended June 30, 2025 and for the period ended June 30, 2024, we had received capital subscriptions of $122,143 and $275,001, respectively, from the investors in the Private Offering.
As of June 30, 2025, we had $18,287 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of June 30, 2025, we had aggregate unfunded commitments of $219,896. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
Financing Arrangements

We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors.

We may establish credit facilities in addition to the Citibank Credit Facility and BNP Credit Facility (each as defined below) or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over a specified reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets (and the ability to enforce the payment thereof) and may ask us to comply with positive or negative covenants that could have an effect on our operations.

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

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2025:

	June 30, 2025
Debt Obligations(1)	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	SOFR+1.85%	$339,724	$160,276	March 30, 2029
BNP Credit Facility	Revolving Credit Facility	SOFR+1.85%	150,000	50,000	April 11, 2030
Total			$489,724	$210,276
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.
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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments of $219,896.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(23,664)	$(12,243)	$(11,421)	(19.0)%
Down 200 basis points	(18,931)	(9,794)	(9,137)	(15.2)%
Down 150 basis points	(14,199)	(7,346)	(6,853)	(11.4)%
Down 100 basis points	(9,466)	(4,897)	(4,569)	(7.6)%
Down 50 basis points	(4,733)	(2,449)	(2,284)	(3.8)%
Up 50 basis points	4,733	2,449	2,284	3.8%
Up 100 basis points	9,466	4,897	4,569	7.6%
Up 150 basis points	14,199	7,346	6,853	11.4%
Up 200 basis points	18,931	9,794	9,137	15.2%
Up 250 basis points	23,664	12,243	11,421	19.0%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2025 and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2025, we did not engage in interest rate hedging activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the six months ended June 30, 2025, and during the period ended June 30, 2024, we issued and sold an aggregate of 117,303 and 272,142 Common Shares, respectively, pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of June 30, 2025, the Subscriber held all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)