Form 10-Q
period 2025-09-30
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2025-11-12
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 12, 2025 was 554,223. The number of Common Shares outstanding excludes October 31, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (Unaudited) and December 31, 2024	1
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2025, the Three Months Ended September 30, 2024, and the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024 (Unaudited)	2
	Consolidated Statement of Changes in Net Assets for the Three and Nine Months Ended September 30, 2025, the Three Months Ended September 30, 2024, and the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024 (Unaudited)	3
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2025 and the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024 (Unaudited)	4
	Consolidated Schedules of Investments as of September 30, 2025 (Unaudited) and December 31, 2024	5
	Notes to Consolidated Financial Statements (Unaudited)	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	48

Part II - Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
	Signatures	51
2

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments,at fair value (cost $983,072 and $751,121, respectively)	$991,727	$759,122
Cash and cash equivalents	38,694	21,517
Subscription receivable	50,000	25,000
Interest receivable	6,025	5,856
Other assets	9,766	8,603
Total assets	1,096,212	820,098

Liabilities
Credit facilities	504,764	419,261
Distribution payable	5,565	4,525
Interest payable	8,274	6,749
Deferred tax liability	891	948
Administration and custody fees payable	433	246
Due to Adviser	156	130
Payable for investments purchased	295	105
Directors’ fees payable	37	37
Other accrued expenses	1,496	1,279
Total liabilities	521,911	433,280
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 554,223 and 373,355 shares issued and outstanding, respectively	1	0
Capital in excess of par value	568,406	380,384
Retained earnings (accumulated deficit)	5,894	6,434
Net Assets	$574,301	$386,818

Net Asset Value Per Share:
Net asset value, price per share	$1,036.23	$1,036.06

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Investment income
Interest income	$22,974	$16,208	$64,488	$26,931
Interest income - PIK	687	—	1,965	—
Other income	1,521	1,904	3,895	2,914
Total investment income	25,182	18,112	70,348	29,845

Expenses
Interest expense	8,312	6,425	23,658	10,990
Management fee	1,685	982	4,590	1,600
Professional fees	573	416	1,609	842
Administration and custody fees	128	81	307	145
Directors’ fees	19	18	56	37
Other expenses	63	118	186	126
Total expenses	10,780	8,040	30,406	13,740
Less: Fees waived by the Adviser	(1,685)	(982)	(4,590)	(1,600)
Net expenses	9,095	7,058	25,816	12,140

Net investment income	16,087	11,054	44,532	17,705

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	(510)	271	197	360
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	1,435	488	(373)	7,599
Benefit (provision) for income taxes	—	28	58	(1,018)
Net realized and unrealized gains (losses)	925	787	(118)	6,941

Net increase (decrease) in net assets resulting from operations	$17,012	$11,841	$44,414	$24,646

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024

Increase (decrease) in net assets resulting from operations
Net investment income	$16,087	$11,054	$44,532	$17,705
Net realized gains (losses) on investments and foreign currencies	(510)	271	197	360
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	1,435	488	(373)	7,599
Benefit (provision) for income taxes	—	28	58	(1,018)
Net increase (decrease) in net assets resulting from operations	17,012	11,841	44,414	24,646

Distributions to shareholders
Net investment income	(18,182)	(11,379)	(44,953)	(18,030)
Total distributions to shareholders	(18,182)	(11,379)	(44,953)	(18,030)

Shareholder transactions
Subscriptions	65,879	51,651	188,022	326,652
Increase from shareholder transactions	65,879	51,651	188,022	326,652

Net increase (decrease) in net assets	64,709	52,113	187,483	333,268

Net assets:
Beginning of period	509,592	281,155	386,818	—
End of period	$574,301	$333,268	$574,301	$333,268

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$44,414	$24,646
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(396,457)	(716,100)
Paid-in-kind interest	(1,965)	(491)
Proceeds from sale and repayments of investments	167,549	69,190
Net realized gains (losses) on investments and foreign currencies	(197)	(360)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	373	(7,599)
Amortization of deferred financing costs	1,039	493
Net accretion/amortization of premiums/discounts	(429)	(611)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(169)	(6,073)
(Increase) decrease in other assets	(2,202)	(3,744)
Increase (decrease) in interest payable	1,525	6,296
Increase (decrease) in other accrued expenses	2,245	1,183
Increase (decrease) in deferred tax liability	(57)	1,018
Increase (decrease) in administration and custody fees payable	187	145
Increase (decrease) in payable for investments purchased	190	478
Increase (decrease) in due to Adviser	26	37
Increase (decrease) in Directors’ fees payable	—	37
Net cash provided by (used in) operating activities	(183,928)	(631,455)
Cash flows from financing activities:
Subscription for shares	130,000	295,001
Distributions paid to shareholders	(10,891)	—
Proceeds from credit facilities	356,488	465,062
Repayments of credit facilities	(272,500)	(109,000)
Deferred financing costs paid	(2,028)	(5,206)
Net cash provided by (used in) financing activities	201,069	645,857

Effect of exchange rate changes on cash	36	64
Net Increase (Decrease) in Cash and Cash Equivalents	17,177	14,466
Cash and Cash Equivalents:
Beginning balance	21,517	—
Ending balance	$38,694	$14,466
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$21,094	$4,694
Reinvestment of distributions	$33,022	$6,651

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Senior Secured Loans- First Lien - 172.4%
Aerospace & Defense - 2.9%
West Star Aviation Inc	Revolver 1L 05/25	SOFR +	4.50%		5/20/2032	$1,218	$244	(b)(c)
West Star Aviation Inc	TL 1L 05/25	SOFR +	4.50%		5/20/2032	8,706	8,741	(b)
West Star Aviation Inc	TL 1L DD 05/25	SOFR +	4.50%		5/20/2032	1,826	7	(b)(c)
Horizon CTS Buyer LLC	Revolver 1L 03/25	SOFR +	4.50%		3/29/2032	1,691	541	(b)(c)
Horizon CTS Buyer LLC	TL 1L 03/25	SOFR +	4.50%		3/29/2032	7,150	7,190	(b)
Horizon CTS Buyer LLC	TL 1L DD 03/25	SOFR +	4.50%		3/29/2032	1,353	8	(b)(c)

Air Freight & Logistics - 8.9%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	3,234	(a)(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,377	7,304	(a)(b)(f)
CSafe Global	TL 1L 03/24 Incremental	SOFR +	5.75%		12/14/2028	38,539	38,924	(a)(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,630	1,647	(a)(b)

Application Software - 16.5%
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	—	(a)(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.25% PIK)	1/17/2031	6,574	6,640	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	4,657	4,703	(a)(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	1,407	14	(a)(b)(c)(d)
Follett Software Co	Revolver 1L 04/25	SOFR +	4.50%		8/30/2030	423	—	(a)(b)(c)
Follett Software Co	TL 1L 04/25	SOFR +	4.50%		8/29/2031	4,398	4,434	(a)(b)
Flexera Software LLC	TL 1L 08/25	SOFR +	4.75%		8/16/2032	18,343	18,325	(b)
Flexera Software LLC	Revolver 1L 08/25	SOFR +	4.75%		8/16/2032	1,488	(1)	(b)(c)
Flexera Software LLC	TL 1L 08/25 EUR	EURIBOR +	4.75%		8/16/2032	5,536	6,493	(b)(g)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	3,513	3,548	(b)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	3.25%	(3.00% PIK)	11/8/2029	9,439	9,132	(b)(d)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	19	(a)(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,436	(a)(b)
Sphera Solutions Inc	TL 1L 09/25	SOFR +	4.50%		9/24/2032	12,035	12,005	(b)
Sphera Solutions Inc	Revolver 1L 09/25	SOFR +	4.50%		9/24/2032	1,637	312	(b)(c)
Sphera Solutions Inc	TL 1L DD 09/25	SOFR +	4.50%		9/24/2032	2,456	(6)	(b)(c)
Spins LLC	TL 1L DD 02/25 (Restated)	SOFR +	4.75%		1/22/2029	725	732	(a)(b)
Spins LLC	TL 1L 02/25 (Restated)	SOFR +	4.75%		1/22/2029	9,248	9,337	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Spins LLC	TL 1L DD 02/25 (Amendment #1)	SOFR +	4.75%		1/22/2029	886	894	(a)(b)
Spins LLC	Revolver 1L 02/25	SOFR +	4.75%		1/22/2029	1,052	—	(a)(b)(c)
Vermont Information Processing Inc	Revolver 1L 12/24	SOFR +	4.75%		1/30/2032	481	160	(b)(c)
Vermont Information Processing Inc	TL 1L 01/25	SOFR +	4.75%		1/30/2032	3,835	3,835	(b)
Vermont Information Processing Inc	TL 1L DD 01/25	SOFR +	4.75%		1/30/2032	1,602	—	(b)(c)
Vitu	Revolver 1L 01/25	SOFR +	4.50%		1/6/2031	1,894	—	(a)(b)(c)
Vitu	TL 1L 01/25	SOFR +	4.50%		1/6/2032	11,623	11,856	(a)(b)

Asset Management & Custody Banks - 1.2%
Rockefeller Capital Management LP	TL 1L 04/24	SOFR +	4.75%		4/4/2031	4,984	4,984	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 12/24	SOFR +	4.75%		4/4/2031	1,788	1,788	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 06/25	SOFR +	4.75%		4/4/2031	1,525	—	(a)(b)(c)

Cargo Ground Transportation - 2.5%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	6.00%		12/3/2026	199	171	(a)(b)(c)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	6.00%		12/3/2026	10,084	10,084	(a)(b)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	5.75%		12/3/2026	233	233	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	5.00%		5/4/2029	287	—	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	5.00%		5/6/2030	335	335	(a)(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	5.00%		5/6/2030	2,325	2,325	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	5.00%		5/6/2030	352	352	(a)(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	5.00%		5/6/2030	673	673	(a)(b)

Commercial & Residential Mortgage Finance - 1.1%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	5.00%		12/5/2030	241	—	(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	5.00%		12/5/2030	6,471	6,535	(b)

Construction & Engineering - 13.7%
Frontline Road Safety LLC	Revolver 1L 03/25	SOFR +	4.75%		3/4/2032	4,107	719	(a)(b)(c)
Frontline Road Safety LLC	TL 1L 03/25 PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	24,305	24,434	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 03/25 PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	7,133	7,171	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 05/25 (Add-on) PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	3,509	3,235	(a)(b)(c)(d)
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%		6/17/2030	989	194	(a)(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%		6/17/2031	8,071	8,039	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%	6/17/2031	1,583	(6)	(a)(b)(c)
Woolpert Inc	TL 1L 09/25	SOFR +	4.50%	4/5/2032	34,191	34,191	(a)(b)
Woolpert Inc	Revolver 1L 09/25	SOFR +	4.50%	4/5/2031	4,365	567	(a)(b)(c)
Woolpert Inc	TL 1L DD 09/25	SOFR +	4.50%	4/5/2032	8,730	(87)	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 0.7%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%	10/30/2029	4,249	4,075	(a)(b)

Consumer Finance - 4.2%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.75%	8/18/2031	1,209	665	(b)(c)
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.75%	11/17/2031	5,014	5,033	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.75%	11/17/2031	6,017	6,039	(b)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%	8/29/2031	1,439	259	(a)(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%	8/29/2031	4,664	4,689	(a)(b)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%	8/29/2031	2,741	1,451	(a)(b)(c)
MAI Capital Management LLC	TL 1L DD 06/25	SOFR +	4.75%	8/29/2031	4,908	26	(a)(b)(c)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	4.50%	10/2/2028	131	—	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 08/25 (Add-on & Reprice)	SOFR +	4.50%	10/2/2028	1,317	3	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	4.50%	10/2/2028	4,899	4,910	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	4.50%	10/2/2028	595	597	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	4.50%	10/2/2028	2,901	463	(a)(b)(c)

Diversified Financial Services - 1.0%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,515	5,570	(a)(b)

Diversified Support Services - 14.5%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	—	(a)(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,545	13,680	(a)(b)
Apex Service Partners LLC	TL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,107	3,138	(a)(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,259	8,342	(a)(b)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	5.00%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	5.00%	11/21/2029	2,599	2,599	(a)(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	5.00%	11/21/2029	728	728	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	5.00%	11/21/2029	1,996	1,869	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Service Express Inc	Revolver 1L 08/24	SOFR +	4.75%	8/15/2031	2,664	—	(a)(b)(c)
Service Express Inc	TL 1L 08/24	SOFR +	4.75%	8/15/2031	19,431	19,626	(a)(b)
Service Express Inc	TL 1L DD 08/24	SOFR +	4.75%	8/15/2031	4,654	1,051	(a)(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%	9/10/2031	3,793	1,322	(a)(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%	9/10/2031	29,576	30,167	(a)(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%	9/10/2031	1,753	833	(a)(b)(c)

Education Services - 2.8%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	—	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,391	11,505	(a)(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	2,987	1,697	(a)(b)(c)
Learning Experience Corp/The	Revolver 1L 07/25	SOFR +	4.75%	7/1/2032	685	—	(b)(c)
Learning Experience Corp/The	TL 1L 07/25	SOFR +	4.75%	7/1/2032	3,112	3,112	(b)

Electrical Components & Equipment - 6.1%
Clarience Technologies LLC	Revolver 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2031	3,238	—	(a)(b)(c)
Clarience Technologies LLC	TL 1L 06/25 (2025 Incremental)	SOFR +	5.75%	2/13/2032	677	683	(a)(b)
Clarience Technologies LLC	TL 1L 06/25 (2025 Replacement)	SOFR +	5.75%	2/13/2032	31,561	31,876	(a)(b)
Clarience Technologies LLC	TL 1L DD-A 06/25	SOFR +	5.75%	2/13/2032	1,166	12	(a)(b)(c)
Clarience Technologies LLC	TL 1L DD-B 06/25	SOFR +	5.75%	2/13/2032	6,524	2,652	(a)(b)(c)
Clarience Technologies LLC	TL 1L DD-C 06/25	SOFR +	5.75%	2/13/2032	3,238	32	(a)(b)(c)

Electronic Equipment & Instruments - 0.2%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	393	(a)(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	493	578	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/13/2029	4,972	—	(a)(b)(c)

Environmental & Facilities Services - 6.9%
Arcwood Environmental (fka Heritage Environmental Services Inc)	Revolver 1L 01/24	SOFR +	5.50%	1/31/2030	1,074	—	(a)(b)(c)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 01/24	SOFR +	5.50%	1/31/2031	6,584	6,650	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,768	1,786	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	944	953	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/25	SOFR +	5.00%	1/31/2031	1,260	—	(a)(b)(c)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/25	SOFR +	5.00%	1/31/2031	1,404	1,404	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	4.75%		8/27/2031	1,893	—	(a)(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	4.75%		8/27/2031	11,272	11,385	(a)(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	5.00%		8/27/2031	2,839	28	(a)(b)(c)
Resa Power LLC	Revolver 1L 04/25	SOFR +	4.75%		4/28/2032	1,501	—	(a)(b)(c)
Resa Power LLC	Revolver 1L 04/25 (CAD Multi Currency)	SOFR +	4.75%		4/28/2032	188	—	(a)(b)(c)
Resa Power LLC	TL 1L 04/25	SOFR +	4.75%		4/28/2032	12,142	12,209	(a)(b)
Resa Power LLC	TL 1L DD 04/25	SOFR +	4.75%		4/28/2032	3,404	19	(a)(b)(c)
Xylem Kendall	Revolver 1L 06/25	SOFR +	5.87%		4/22/2030	706	301	(b)(c)
Xylem Kendall	TL 1L 06/25	SOFR +	5.75%		4/22/2030	3,421	3,421	(b)
Xylem Kendall	TL 1L DD-A 06/25 (6th Amendment)	SOFR +	5.75%		4/22/2030	209	209	(b)
Xylem Kendall	TL 1L DD 06/25 (7th Amendment)	SOFR +	5.75%		4/22/2030	5,142	992	(b)(c)

Food Distributors - 0.8%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%		10/31/2028	4,142	4,026	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%		10/31/2028	533	518	(b)

Health Care Equipment - 1.9%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%		2/28/2030	1,449	(65)	(a)(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24 PIK	SOFR +	3.00%	(3.00% PIK)	2/28/2031	10,337	9,871	(a)(b)(d)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%		2/28/2031	1,929	876	(a)(b)(c)

Health Care Facilities - 0.9%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%		5/7/2026	44	10	(a)(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%		5/7/2027	459	459	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%		5/7/2027	94	94	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%		5/7/2027	20	20	(a)(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,444	4,444	(b)

Health Care Services - 10.9%
Affordable Care Inc	TL 1L 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	3,321	3,181	(a)(b)(d)
Affordable Care Inc	TL 1L DD 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	897	859	(a)(b)(d)
Affordable Care Inc	TL 1L DD 08/23 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	973	932	(a)(b)(d)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.50%		2/25/2028	3,813	3,758	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.50%		2/25/2028	312	308	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	412	390	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	6.40%		4/3/2028	3,771	3,569	(a)(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	206	195	(a)(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	6.50%		4/3/2028	3,186	3,021	(a)(b)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	—	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,728	15,885	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	5,519	2,567	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,277	2,300	(a)(b)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,482	25,482	(a)(b)

Health Care Supplies - 4.3%
PCI Pharma Services	Revolver 1L 01/25	SOFR +	4.75%		1/22/2032	2,469	—	(a)(b)(c)(h)
PCI Pharma Services	TL 1L 01/25	SOFR +	4.75%		1/22/2032	24,451	24,646	(a)(b)(h)
PCI Pharma Services	TL 1L DDTL 01/25 USD	SOFR +	4.75%		1/22/2032	9,877	79	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD 01/25 (Alternative Currency - EUR/GBP Draw)	SOFR +	4.75%		1/22/2032	2,694	21	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD 07/25 (Special Interest)	SOFR +	4.75%		7/9/2032	449	4	(a)(b)(c)(h)

Health Care Technology - 5.2%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	—	(a)(b)(c)
Netsmart Technologies Inc	TL 1L 08/24 PIK	SOFR +	2.50%	(2.45% PIK)	8/25/2031	29,795	30,092	(a)(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24 PIK	SOFR +	2.50%	(2.45% PIK)	8/25/2031	3,871	39	(a)(b)(c)(d)

Highways & Railtracks - 1.0%
Eagle Railcar Services Roscoe Inc	Revolver 1L 06/25	SOFR +	4.50%		6/14/2032	1,062	—	(b)(c)
Eagle Railcar Services Roscoe Inc	TL 1L 06/25	SOFR +	4.50%		6/14/2032	5,662	5,662	(b)
Eagle Railcar Services Roscoe Inc	TL 1L DD 06/25	SOFR +	4.50%		6/14/2032	1,180	—	(b)(c)

Hotels, Resorts & Cruise Lines - 0.8%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%		11/5/2029	562	124	(a)(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%		11/5/2029	4,415	4,415	(a)(b)

Human Resource & Employment Services - 2.4%
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%		9/22/2028	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%		9/22/2028	6,467	6,467	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(a)(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-on)	SOFR +	6.00%	8/17/2027	3,532	3,532	(a)(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,044	1,044	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,702	2,729	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	87	87	(a)(b)

Insurance Brokers - 9.2%
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	5.25%	12/20/2029	538	64	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	5.25%	12/20/2030	2,471	2,471	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	5.25%	12/20/2030	2,350	2,327	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	5.00%	12/20/2030	4,607	25	(a)(b)(c)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	4.75%	10/29/2029	1,127	—	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	4.75%	10/29/2030	4,104	4,145	(a)(b)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	4.75%	10/29/2030	20	20	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	4.75%	10/29/2030	294	297	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	4.75%	10/29/2030	9	9	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	4.75%	10/29/2030	3,089	3,120	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	4.75%	10/29/2030	2,989	3,018	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 02/25	SOFR +	4.75%	10/29/2030	3,361	202	(a)(b)(c)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	1,260	266	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	13,600	13,600	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	794	794	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 07/24	SOFR +	4.50%	9/29/2028	4,399	712	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD 03/24	SOFR +	4.75%	11/24/2028	4,555	2,608	(a)(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/25/2028	1,158	—	(a)(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/25/2028	18,934	18,934	(a)(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/25/2028	4,429	—	(a)(b)(c)

Interactive Media & Services - 0.3%
BGB Group LLC	TL 1L DD 06/24	SOFR +	5.25%	8/16/2027	6,079	(118)	(a)(b)(c)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%	12/29/2025	1,115	1,059	(a)(b)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%	12/29/2025	889	844	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
IT Consulting & Other Services - 0.3%
New Era Technology Inc	TL 1L 08/25 PIK	SOFR +	6.25%	PIK	6/30/2030	1,765	1,765	(a)(b)(d)

Leisure Facilities - 3.3%
ClubCorp Club Operations Inc	TL 1L B 07/25	SOFR +	5.00%		7/9/2032	19,254	19,158	(a)(b)
ClubCorp Club Operations Inc	Revolver 1L 07/25	SOFR +	5.00%		7/10/2031	2,093	(10)	(a)(b)(c)
ClubCorp Club Operations Inc	TL 1L B-DD 07/25	SOFR +	5.00%		7/9/2032	1,256	(6)	(a)(b)(c)

Personal Care Products - 1.4%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%		11/30/2027	8,007	8,007	(a)(b)

Property & Casualty Insurance - 5.0%
Alacrity Solutions Group LLC	Revolver 1L 02/25	SOFR +	5.25%		2/28/2030	340	—	(a)(b)(c)
Alacrity Solutions Group LLC	TL 1L 03/25 (PIK Upfront Fee)	SOFR +	5.25%		2/28/2030	28	28	(a)(b)
Alacrity Solutions Group LLC	TL 1L 02/25 (Takeback) PIK	SOFR +	1.00%	(5.25% PIK)	2/28/2030	2,088	2,088	(a)(b)(d)
Alacrity Solutions Group LLC	TL 1L DD 02/25 (Exit)	SOFR +	5.25%		2/28/2030	452	—	(a)(b)(c)
J S Held LLC	Revolver 1L 10/24	SOFR +	5.50%		6/1/2028	1,444	—	(a)(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	5.50%		6/1/2028	24,867	24,868	(a)(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	5.50%		6/1/2028	4,171	1,798	(a)(b)(c)

Publishing - 4.0%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%		8/31/2028	3,340	2,020	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	5.75%		9/3/2030	14,698	14,845	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%		9/3/2030	6,068	6,129	(b)
RBmedia	TL 1L DD-A 08/25	SOFR +	5.75%		8/31/2030	710	7	(b)(c)
RBmedia	TL 1L DD-B 08/25	SOFR +	5.75%		8/31/2030	1,704	17	(b)(c)

Research & Consulting Services - 3.8%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%		8/31/2028	5,897	5,944	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%		5/4/2027	1,034	1,034	(a)(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%		5/4/2027	2,074	2,074	(a)(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%		5/4/2027	7,090	7,161	(a)(b)
Hibu Inc	TL 1L 04/25 (Add-on)	SOFR +	6.25%		5/4/2027	5,639	5,751	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Specialized Consumer Services - 7.5%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/25	SOFR +	4.50%		12/1/2028	422	—	(a)(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/25	SOFR +	4.25%		12/1/2029	5,764	5,822	(a)(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%		8/22/2030	2,871	287	(b)(c)
Legends Hospitality LLC	TL 1L 08/24 PIK	SOFR +	2.75%	(2.75% PIK)	8/22/2031	24,911	24,911	(b)(d)
Legends Hospitality LLC	TL 1L DD 08/24 PIK	SOFR +	2.25%	(2.75% PIK)	8/22/2031	1,433	888	(b)(c)(d)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%		7/25/2028	1,708	1,725	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%		7/25/2028	2,601	2,627	(a)(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%		7/25/2028	7,769	6,879	(a)(b)(c)
Spotless Brands LLC	TL 1L DDTL 09/25	SOFR +	5.00%		7/25/2028	3,554	(13)	(a)(b)(c)

Specialty Chemicals - 3.5%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	5.00%		6/13/2031	3,054	—	(a)(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	5.00%		6/13/2031	18,265	18,447	(a)(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	5.00%		6/13/2031	3,054	1,863	(a)(b)(c)

Systems Software - 18.9%
Bonterra LLC	Revolver 1L 03/25	SOFR +	5.00%		3/5/2032	3,328	499	(a)(b)(c)
Bonterra LLC	TL 1L 03/25	SOFR +	4.75%		3/5/2032	30,705	30,705	(a)(b)
Bonterra LLC	TL 1L DD 03/25	SOFR +	5.00%		3/5/2032	3,328	—	(a)(b)(c)
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%		3/9/2029	4,395	4,110	(a)(b)
OEConnection LLC	Revolver 1L 04/24	SOFR +	5.25%		4/22/2031	2,002	—	(a)(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	5.25%		4/22/2031	18,221	18,404	(a)(b)
OEConnection LLC	TL 1L DD 04/24	SOFR +	5.25%		4/22/2031	3,179	3,211	(a)(b)
OEConnection LLC	TL 1L DD 12/24	SOFR +	5.25%		4/22/2031	627	6	(a)(b)(c)
Med-Metrix	TL 1L 07/25	SOFR +	4.75%		7/21/2032	17,509	17,422	(a)(b)
Med-Metrix	Revolver 1L 07/25	SOFR +	4.75%		7/21/2032	3,099	(15)	(a)(b)(c)
Med-Metrix	TL 1L DD 07/25	SOFR +	4.75%		7/21/2032	7,283	(36)	(a)(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	5.00%		11/21/2031	2,339	—	(a)(b)(c)(h)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	4.75%		11/21/2031	8,416	11,319	(a)(b)(f)(h)
Veriforce LLC	TL 1L 11/24	SOFR +	4.75%		11/21/2031	22,983	22,983	(a)(b)(h)
Veriforce LLC	TL 1L DD-2 11/24	SOFR +	5.00%		11/21/2031	2,924	—	(a)(b)(c)(h)
Veriforce LLC	TL 1L DD 09/25	SOFR +	4.50%		11/21/2031	4,256	—	(a)(b)(c)(h)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Trading Companies & Distributors - 3.7%
Individual FoodService	TL 1L B 10/24	SOFR +	5.00%		10/31/2029	15,578	15,578	(a)(b)
Individual FoodService	TL 1L DD B 10/24	SOFR +	5.00%		10/31/2029	461	151	(a)(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%		4/1/2029	384	102	(a)(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%		4/1/2029	4,976	5,025	(a)(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	5.50%		4/1/2029	16,527	494	(a)(b)(c)
Total Senior Secured Loans - First Lien (Cost $979,892)							$989,787

Subordinated Debt - 0.1%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	TL Mezz 02/25 PIK	SOFR +	8.00%	PIK	2/28/2030	721	721	(a)(b)(d)
Total Subordinated Debt (Cost $721)							$721

Equity - 0.2%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	Common Stock					423	44	(a)(b)
Alacrity Solutions Group LLC	Perp (Pref Equity) PIK	SOFR +	8.00%	PIK		452	324	(a)(b)(d)

IT Consulting & Other Services - 0.1%
New Era Technology Inc	Common Stock (Takeback)					1,675	—	(a)(b)
New Era Technology Inc	Preferred Stock					1,675	851	(a)(b)
Total Equity (Cost $2,459)							$1,219

TOTAL INVESTMENTS (Cost $983,072) - 172.7%							$991,727

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)
(Unaudited)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 5.8%
U.S. Government Securities - 5.8%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	26,316,927	$26,317	(e)
State Street Institutional U.S. Government Money Market Fund	Opportunity Class	7,186,528	7,187	(i)
TOTAL MONEY MARKET FUND (Cost $33,504) - 5.8%			$33,504

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $1,016,576) - 178.5%			$1,025,231
LIABILITIES EXCEEDING OTHER ASSETS, NET - (78.5%)			(450,930)
NET ASSETS - 100.0%			$574,301

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of September 30, 2025 was 4.2%.
SONIA	Sterling Overnight Index Average as of September 30, 2025 was 4.0%.
EURIBOR	Euro Interbank Offered Rate as of September 30, 2025 was 2.0%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of September 30, 2025 was 3.7%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of September 30, 2025, 94.3% of the Company's total assets represented qualifying assets.

(i)	The money market fund’s average 7-day yield as of September 30, 2025 was 4.1%.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization
KKR Enhanced US Direct Lending Fund-L Inc. (the “Company”) was formed on December 22, 2023 as a statutory trust under the laws of the state of Delaware. The Company is an externally managed, non-diversified, closed-end management investment company, which converted into a Delaware corporation and commenced investment operations on April 19, 2024. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Company’s investment objective is to generate current income by investing primarily in the debt securities of private middle market U.S. companies. The Company is externally managed by KKR Credit Advisors (US) LLC (the “Adviser”), pursuant to an investment advisory agreement.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
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

For the nine months ended September 30, 2025, there have been no significant changes to the Company’s fair value methodologies.

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

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $891 as of September 30, 2025. The Company did not record a provision for income taxes for the three months ended September 30, 2025 and recorded $58 for the nine months ended September 30, 2025.

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
At September 30, 2025, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the nine months ended September 30, 2025 and during the period from April 19, 2024 (Commencement of Operations) to September 30, 2024:

	For the Nine Months Ended September 30, 2025		For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Subscriptions(1)	Share	Amount	Share	Amount
Common Shares Sold	180,868	$188,022	321,535	$326,652
Total	180,868	$188,022	321,535	$326,652
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.

The following table reflects the distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2025 and during the period from April 19, 2024 (Commencement of Operations) to September 30, 2024:

			For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
April 30, 2025	April 30, 2025	May 31, 2025	12.87	5,954
May 31, 2025	May 31, 2025	June 30, 2025	10.58	4,937
June 30, 2025	June 30, 2025	July 31, 2025	6.99	3,262
July 31, 2025	July 31, 2025	August 29, 2025	15.09	7,405
August 29, 2025	August 29, 2025	September 30, 2025	10.55	5,212
September 30, 2025	September 30, 2025	October 31, 2025	11.11	5,565
Total			$99.06	$44,953

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
During the three and nine months ended September 30, 2025, the Adviser earned a Management Fee of $1,685 and $4,590, respectively, and waived fees of $1,685 and $4,590, respectively. During the three months ended September 30, 2024 and the period from April 19, 2024 (Commencement of Operations) to September 30, 2024, the Adviser earned a Management Fee of $982 and $1,600, respectively, and waived fees of $982 and $1,600, respectively.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2025, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The Company is permitted to obtain, and has from time to time obtained, interest-free unsecured short-term borrowings (averaging one to two days) from an affiliate of the Adviser. There were no borrowings outstanding under such arrangements as of September 30, 2025.
Note 5. Investment Portfolio
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)			December 31, 2024
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	979,892	989,787	96.5%	751,121	759,122	97.4%
Subordinated Debt	721	721	0.1%	—	—	—%
Equity	2,459	1,219	0.1%	—	—	—%
Money Market Fund	33,504	33,504	3.3%	20,295	20,295	2.6%
Total	1,016,576	1,025,231	100.0%	771,416	779,417	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$108,608	10.9%	$56,010	7.4%
Application Software	94,868	9.6%	53,495	7.0%
Diversified Support Services	83,355	8.4%	77,480	10.2%
Construction & Engineering	78,457	7.9%	34,508	4.5%
Health Care Services	62,447	6.3%	61,845	8.1%
Insurance Brokers	52,612	5.3%	79,933	10.5%
Air Freight & Logistics	51,109	5.2%	50,560	6.7%
Specialized Consumer Services	43,126	4.3%	38,449	5.1%
Electrical Components & Equipment	42,994	4.3%	21,954	2.9%
Environmental & Facilities Services	39,357	4.0%	20,561	2.7%
Health Care Technology	30,131	3.0%	29,234	3.9%
Property & Casualty Insurance	29,871	3.0%	29,449	3.9%
Health Care Supplies	24,750	2.5%	—	—%
Consumer Finance	24,135	2.4%	16,057	2.1%
Publishing	23,018	2.3%	21,307	2.8%
Research & Consulting Services	21,964	2.2%	16,941	2.2%
Trading Companies & Distributors	21,350	2.2%	20,930	2.8%
Specialty Chemicals	20,310	2.0%	18,315	2.4%
Leisure Facilities	19,142	1.9%	—	—%
Education Services	16,314	1.6%	12,448	1.6%
Cargo Ground Transportation	14,173	1.4%	14,482	1.9%
Human Resource & Employment Services	13,859	1.4%	13,991	1.8%
Health Care Equipment	10,682	1.1%	11,135	1.5%
Aerospace & Defense	8,992	0.9%	1,419	0.2%
Personal Care Products	8,007	0.8%	12,576	1.7%
Asset Management & Custody Banks	6,772	0.7%	5,090	0.7%
Commercial & Residential Mortgage Finance	6,535	0.7%	6,932	0.9%
Highways & Railtracks	5,662	0.6%	—	—%
Diversified Financial Services	5,570	0.6%	5,821	0.8%
Health Care Facilities	5,027	0.5%	5,059	0.7%
Food Distributors	4,544	0.5%	4,646	0.6%
Hotels, Resorts & Cruise Lines	4,539	0.5%	4,493	0.6%
Construction Machinery & Heavy Transportation Equipment	4,075	0.4%	4,167	0.5%
IT Consulting & Other Services	2,616	0.3%	4,343	0.6%
Interactive Media & Services	1,785	0.2%	2,009	0.3%
Electronic Equipment & Instruments	971	0.1%	916	0.1%
Real Estate Services	—	—%	2,567	0.3%
Total	$991,727	100.0%	$759,122	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Fair Value
The following tables present information about the Company’s assets measured on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

	September 30, 2025 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$989,787	$989,787
Subordinated Debt	—	—	721	721
Equity	—	—	1,219	1,219
Money Market Fund	33,504	—	—	33,504
Total Investments including Money Market Fund	$33,504	$—	$991,727	$1,025,231

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$759,122	$759,122
Money Market Fund	20,295	—	—	20,295
Total Investments including Money Market Fund	$20,295	$—	$759,122	$779,417

The following tables are a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value as of September 30, 2025 and September 30, 2024:

	Senior Secured Loans - First Lien	Subordinated Debt	Equity	Total
Balance as of January 1, 2025	$759,122	$—	$—	$759,122
Purchases	393,321	678	2,458	396,457
Paid-in-kind interest	1,922	43	—	1,965
Sales and repayments	(167,549)	—	—	(167,549)
Accretion of discount (amortization of premium)	429	—	—	429
Net change in unrealized appreciation (depreciation)	2,334	—	(1,239)	1,095
Net realized gain (loss)	208	—	—	208
Balance as of September 30, 2025	$989,787	$721	$1,219	$991,727

Net unrealized appreciation (depreciation) of investments held at September 30, 2025	$176	$—	$(1,239)	$(1,063)

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Senior Secured Loans - First Lien	Total
Balance as of April 19, 2024	$—	$—
Purchases	716,100	716,100
Paid-in-kind interest	491	491
Sales and repayments	(69,190)	(69,190)
Accretion of discount (amortization of premium)	611	611
Net change in unrealized appreciation (depreciation)	8,168	8,168
Net realized gain (loss)	355	355
Balance as of September 30, 2024	$656,535	$656,535

Net unrealized appreciation (depreciation) of investments held at September 30, 2024	$8,168	$8,168
No securities were transferred into or out of the Level 3 hierarchy during the nine months ended September 30, 2025 and during the period ended September 30, 2024.

The following tables present additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of September 30, 2025 and December 31, 2024:

Financial Asset	Fair Value at September 30, 2025	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$989,787	Yield Analysis	Yield	7.14% - 16.38% (8.70%)	Decrease
			Discount Margin	3.76% - 12.82% (5.21%)	Decrease
			Synthetic Rating Yield Adjustment	0.43% - 2.55% (1.39%)	Decrease
			EBITDA Multiple	7.75x - 25.25x (14.76x)	Increase
		Current Value Method	EBITDA Multiple	8.25x - 22.00x (12.90x)	Increase
Subordinated Debt	721	Current Value Method	EBITDA Multiple	9.25x	Increase
Equity	1,219	Current Value Method	LTM EBITDA Multiple	8.50x - 10.28x (9.04x)	Increase
Total	$991,727

Financial Asset	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$759,122	Yield Analysis	Yield	8.30% - 12.50% (9.60%)	Decrease
			Discount Margin	0.43% - 3.40% (1.37%)	Decrease
			EBITDA Multiple	7.25x - 25.50x (14.10x)	Increase
Total	$759,122
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
The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of September 30, 2025, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.
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
Borrowings under the BNP Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR, subject to a floor of 0% per annum), plus an applicable margin of 1.85% per annum. From and after April 11, 2028, the applicable margin will be 2.35% per annum. In addition, during the revolving period, KKR Funding II will pay a non-usage fee on the unused commitments under the facility ranging from 0.50% per annum to 1.00% per annum depending on utilization levels. The fair value of the BNP Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.
The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility and BNP Credit Facility for the nine months ended September 30, 2025 and the period ended September 30, 2024 were as follows:

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Stated interest expense	$21,994	$10,050
Unused commitment fees	625	447
Amortization of deferred financing costs	1,039	493
Total interest expense	$23,658	$10,990
Weighted average interest rate	6.0%	7.9%
Average Borrowings Outstanding	$467,120	$276,137
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of September 30, 2025. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility and BNP Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Quarter Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
September 30, 2025	$504,764	$2,138
__________
(1)Asset covered per $1,000 of debt is calculated by subtracting the Company’s liabilities and indebtedness not representing senior securities from the Company’s total assets, dividing the result by the aggregate amount of the Company’s senior securities representing indebtedness then outstanding, and multiplying the result by 1,000.
Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of September 30, 2025, total unfunded commitments and fair value on these credit agreements were $234,574 and $322, respectively.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2025 and the period ended September 30, 2024:

	For the Nine Months Ended September 30, 2025	For the Period from April 19, 2024 (Commencement of Operations) to September 30, 2024
Common Shares
Per Share Operating Performance(1)
Net asset value, beginning of period	$1,036.06	$1,000.00
Income from investment operations:
Net investment income	98.22	69.58
Net realized and unrealized gains (losses)	1.01	34.90
Total investment from operations	99.23	104.48

Distributions from:
Net investment income	(99.06)	(67.99)
Total distributions	(99.06)	(67.99)
Net asset value, end of period	$1,036.23	$1,036.49
Total return(2)	9.58%	10.45%

Ratio to average net assets
Expenses, before waiver(3)	8.29%	9.74%
Expenses, after waiver(3)	7.04%	8.45%
Net investment income, before waiver(3)	10.61%	12.98%
Net investment income, after waiver(3)	11.86%	14.27%
Supplemental data
Net asset value, end of period	$574,301	$333,268
Portfolio turnover rate(2)	18.17%	13.13%
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

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024:

Net Investment Activity	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period Ended September 30, 2024
Purchases	$141,887	$206,659	$396,457	$716,100
Paid-in-kind interest	687	330	1,965	491
Sales and Repayments	(104,183)	(58,453)	(167,549)	(69,190)
Net Investment Activity	$38,391	$151,536	$230,873	$192,482

The following tables summarize the composition of our investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)			December 31, 2024
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$979,892	$989,787	96.5%	$751,121	$759,122	97.4%
Subordinated Debt	721	721	0.1%	—	—	—%
Equity	2,459	1,219	0.1%	—	—	—%
Money Market Fund	33,504	33,504	3.3%	20,295	20,295	2.6%
Total	$1,016,576	$1,025,231	100.0%	$771,416	$779,417	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)	December 31, 2024
Number of Portfolio Companies	78	68
% Variable Rate Debt Investments (based on fair value)(1)(4)	100.0%	99.6%
% Other Income Producing Investments (based on fair value)(2)	—%	—%
% of Investments on Non-Accrual (based on fair value)	—%	0.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)(4)	9.3%	9.8%
Weighted Average Annual Yield on All Debt Investments(1)(5)	9.3%	9.8%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
(4)Does not include investments on non-accrual status.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
For the nine months ended September 30, 2025, our total return based on NAV was 9.58%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$108,608	10.9%	$56,010	7.4%
Application Software	94,868	9.6%	53,495	7.0%
Diversified Support Services	83,355	8.4%	77,480	10.2%
Construction & Engineering	78,457	7.9%	34,508	4.5%
Health Care Services	62,447	6.3%	61,845	8.1%
Insurance Brokers	52,612	5.3%	79,933	10.5%
Air Freight & Logistics	51,109	5.2%	50,560	6.7%
Specialized Consumer Services	43,126	4.3%	38,449	5.1%
Electrical Components & Equipment	42,994	4.3%	21,954	2.9%
Environmental & Facilities Services	39,357	4.0%	20,561	2.7%
Health Care Technology	30,131	3.0%	29,234	3.9%
Property & Casualty Insurance	29,871	3.0%	29,449	3.9%
Health Care Supplies	24,750	2.5%	—	—%
Consumer Finance	24,135	2.4%	16,057	2.1%
Publishing	23,018	2.3%	21,307	2.8%
Research & Consulting Services	21,964	2.2%	16,941	2.2%
Trading Companies & Distributors	21,350	2.2%	20,930	2.8%
Specialty Chemicals	20,310	2.0%	18,315	2.4%
Leisure Facilities	19,142	1.9%	—	—%
Education Services	16,314	1.6%	12,448	1.6%
Cargo Ground Transportation	14,173	1.4%	14,482	1.9%
Human Resource & Employment Services	13,859	1.4%	13,991	1.8%
Health Care Equipment	10,682	1.1%	11,135	1.5%
Aerospace & Defense	8,992	0.9%	1,419	0.2%
Personal Care Products	8,007	0.8%	12,576	1.7%
Asset Management & Custody Banks	6,772	0.7%	5,090	0.7%
Commercial & Residential Mortgage Finance	6,535	0.7%	6,932	0.9%
Highways & Railtracks	5,662	0.6%	—	—%
Diversified Financial Services	5,570	0.6%	5,821	0.8%
Health Care Facilities	5,027	0.5%	5,059	0.7%
Food Distributors	4,544	0.5%	4,646	0.6%
Hotels, Resorts & Cruise Lines	4,539	0.5%	4,493	0.6%
Construction Machinery & Heavy Transportation Equipment	4,075	0.4%	4,167	0.5%
IT Consulting & Other Services	2,616	0.3%	4,343	0.6%
Interactive Media & Services	1,785	0.2%	2,009	0.3%
Electronic Equipment & Instruments	971	0.1%	916	0.1%
Real Estate Services	—	—%	2,567	0.3%
Total	$991,727	100.0%	$759,122	100.0%

Results of Operations
Revenues
Our investment income for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2025		For the Period Ended September 30, 2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$22,974	91.2%	$16,208	89.5%	$64,488	91.7%	$26,931	90.2%
Interest income - PIK	687	2.7%	—	—%	1,965	2.8%	—	—%
Fee income	1,521	6.0%	1,904	10.5%	3,895	5.5%	2,914	9.8%
Total investment income	$25,182	100.0%	$18,112	100.0%	$70,348	100.0%	$29,845	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.
The increase in interest and PIK income for the three and nine months ended September 30, 2025 compared to the three months and period ended September 30, 2024 is primarily due to less active days in the period ended September 30, 2024 and the increase in the size of our investment portfolio. The change in fee income is primarily related to changes in deal activity during the respective periods.
Expenses
Our operating expenses for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period Ended September 30, 2024
Interest expense	$8,312	$6,425	$23,658	$10,990
Management fee	1,685	982	4,590	1,600
Professional fees	573	416	1,609	842
Administration and custody fees	128	81	307	145
Directors’ fees	19	18	56	37
Other expenses	63	118	186	126
Total operating expenses	10,780	8,040	30,406	13,740
Less: Fees waived by the Adviser	(1,685)	(982)	(4,590)	(1,600)
Net operating expenses	$9,095	$7,058	$25,816	$12,140
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.

The increase in expenses for the three and nine months ended September 30, 2025 compared to the three months and period ended September 30, 2024 is primarily due to less active days in the period ended September 30, 2024, an increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and nine months ended September 30, 2025, and the incurrence of additional borrowings under the Citibank Credit Facility and BNP Credit Facility (each as defined below), which increased interest expense.

Net Investment Income
Our net investment income for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period Ended September 30, 2024
Total investment income	$25,182	$16,208	$70,348	$26,931
Net operating expenses	9,095	7,058	25,816	12,140
Net investment income	$16,087	$9,150	$44,532	$14,791
The increase in net investment income for the three and nine months ended September 30, 2025 compared to the three months and period ended September 30, 2024 is primarily due to less active days in the period ended September 30, 2024 and an increase in interest and fee income earned due to increased size of our investment portfolio, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period Ended September 30, 2024
Net realized gains (losses) on investments and foreign currencies	$(510)	$271	$197	$360
Total net realized gains (losses)	$(510)	$271	$197	$360
Our realized gains (losses) on investments for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 were derived from the acceleration of OID from repayment activities and the sale of investments.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period Ended September 30, 2024
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$1,435	$488	$(373)	$7,599
Benefit (provision) for income taxes	—	28	58	(1,018)
Total net change in unrealized appreciation (depreciation)	$1,435	$516	$(315)	$6,581
Our net change in unrealized depreciation in our investments for the three months and nine months ended September 30, 2025 and for the three months and period ended September 30, 2024 was primarily due to appreciation or depreciation in market value of several specific assets in the portfolio.
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
For the nine months ended September 30, 2025 and for the period ended September 30, 2024, we had received capital subscriptions of $188,022 and $326,652, respectively, from the investors in the Private Offering.
As of September 30, 2025, we had $38,694 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of September 30, 2025, we had aggregate unfunded commitments of $234,574. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2025:

	September 30, 2025
Debt Obligations(1)	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	SOFR+1.85%	$346,764	$153,236	March 30, 2029
BNP Credit Facility	Revolving Credit Facility	SOFR+1.85%	158,000	42,000	April 11, 2030
Total			$504,764	$195,236
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.

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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments of $234,574.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(24,687)	$(12,619)	$(12,068)	(19.5)%
Down 200 basis points	(19,749)	(10,095)	(9,654)	(15.6)%
Down 150 basis points	(14,812)	(7,571)	(7,241)	(11.7)%
Down 100 basis points	(9,875)	(5,048)	(4,827)	(7.8)%
Down 50 basis points	(4,937)	(2,524)	(2,413)	(3.9)%
Up 50 basis points	4,937	2,524	2,413	3.9%
Up 100 basis points	9,875	5,048	4,827	7.8%
Up 150 basis points	14,812	7,571	7,241	11.7%
Up 200 basis points	19,749	10,095	9,654	15.6%
Up 250 basis points	24,687	12,619	12,068	19.5%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2025 and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2025, we did not engage in interest rate hedging activities.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the nine months ended September 30, 2025, and during the period ended September 30, 2024, we issued and sold an aggregate of 180,868 and 321,535 Common Shares, respectively, pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of September 30, 2025, the Subscriber held all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)