Form 10-K
period 2025-12-31
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2026-03-20
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
The number of shares of the Registrant’s Common Shares outstanding as of March 19, 2026 was 693,238.
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
• the use of borrowed money to finance a portion of our investments and the availability of equity and debt capital on favorable terms or at all;
• the adequacy of our cash resources, financing sources and working capital;
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

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") on April 19, 2024 (the “BDC Election Date”). In addition, we have elected to be treated as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and expect to maintain our qualification as a RIC annually thereafter. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business – Regulation as a BDC” and “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

Prior to the BDC Election Date and our conversion into a Delaware corporation, we purchased assets from KKR affiliates with initial subscription proceeds from our initial shareholder and with borrowings from our credit facilities. In addition, prior to the BDC Election Date, we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We intend to be a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s monthly net asset value (“NAV”) per share. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our certificate of trust, our declaration of trust (as amended, restated, or modified from time to time, the “Declaration of Trust”), or our bylaws (as amended, restated, or modified from time to time, the “Bylaws” and, collectively, with our certificate of trust and the Declaration of Trust, as each may be amended from time to time, the “Organizational Documents”) or otherwise to effect a liquidity event at any time.

We may conduct periodic repurchase offers at NAV per share as of the applicable valuation date at such times as may be determined by our Board of Directors (the “Board” or the “Board of Directors”) in its sole discretion. However, no assurance can be given that repurchases will occur or that any Common Shares properly tendered will be repurchased by the Company. See “Item 1. Business – Repurchases of Shares.”

The Adviser

We are externally managed by the Adviser. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Adviser manages the Company’s investment portfolio, directs purchases and sales of portfolio securities and reports thereon to the Company’s officers and directors regularly. The Adviser (or its affiliates) also provides the office space, facilities, equipment and personnel necessary to perform the following services for the Company: SEC compliance, including record keeping, reporting requirements and registration statements and proxies; supervision of Company operations, including coordination of functions of the transfer agent, custodian, accountants, counsel and other parties performing services or operational functions for the Company; and certain administrative and clerical services, including certain accounting services and maintenance of certain books and records.

Launched in 2004, the Adviser is a subsidiary of KKR & Co. Inc., a leading global investment firm with an over 49-year history of leadership, innovation and investment excellence. The Adviser is a leading manager of non-investment grade debt and public equities. The Adviser was formed as a limited liability company under the laws of the State of Delaware on June 24, 2004 and is a registered investment adviser under the Advisers Act. The Adviser currently serves as an investment adviser of certain unregistered private investment companies and registered investment companies and may in the future serve as an investment adviser of other registered and unregistered investment companies.

The Adviser also serves as administrator to the Company (in such capacity, the “Administrator”). Under the terms of the administration agreement (the “Administration Agreement”), the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator has also entered into a sub-administration agreement with The Bank of New York Mellon.

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

Founded in 1976, KKR is a leading global investment firm with approximately 5,043 people, including approximately 980 investment professionals. It operates an integrated global platform for sourcing and executing investments across multiple industries, asset classes and geographies. KKR is a long-term fundamental investor focused on producing attractive risk-adjusted returns for its clients. As of December 31, 2025, KKR had approximately $744 billion in AUM.

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

It is the Board’s policy, which may be changed by the Board, not to purchase Common Shares pursuant to a tender offer if (1) such purchases would impair our status as a regulated investment company; (2) we would not be able to liquidate portfolio securities in a manner that is orderly and consistent with our investment objective and policies in order to purchase Common Shares tendered pursuant to the tender offer; or (3) there is, in the Board’s judgment, any (a) legal action or proceeding instituted or threatened challenging the tender offer or otherwise materially adversely affecting us, (b) declaration of a banking moratorium by Federal or state authorities or any suspension of payment by banks in the United States or New York State, which is material to us, (c) limitation imposed by Federal or state authorities on the extension of credit by lending institutions, (d) commencement or escalation of war, armed hostilities, acts of terrorism, natural and environmental disasters, public health crises or other international or national calamity directly or indirectly involving the United States that in the sole determination of the Board is material to us, (e) a material increase or decrease in our estimated NAV from our estimated NAV as of the commencement of the tender offer or (f) other events or conditions that would have a material adverse effect on us or our shareholders if Common Shares tendered pursuant to the tender offer were purchased. Thus, there can be no assurance that the Board will proceed with any tender offer. The Board may modify these conditions in light of circumstances existing at the time. We may not purchase Common Shares to the extent such purchases would result in the asset coverage with respect to any borrowing being reduced below the asset coverage requirement set forth in the 1940 Act. Accordingly, in order to purchase all Common Shares tendered, we may have to repay all or part of any then outstanding borrowing to maintain the required asset coverage. In addition, the amount of

Common Shares for which we make any particular tender offer may be limited for the reasons set forth above or in respect of other concerns related to our portfolio or the impact of the tender offer on those shareholders who do not sell their Common Shares in the tender offer.

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

We define direct originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. See “Item 1. Business - Investment Selection and Process for Direct Lending Investments.”

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

While we will focus mainly on investment opportunities in the United States, we could also invest in companies in developed countries outside the United States, subject to the limitations described herein. We may invest in companies of any size or capitalization. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt was originated and directly negotiated by the Adviser with our co-investment affiliates. From time to time, we may co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser with our co-

investment affiliates. We do not intend to invest in portfolio companies or other issuers that are affiliated with KKR (as defined below).

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

The Adviser has agreed to reduce its Management Fee to an annual rate of 0.00% of the Company’s month end net assets (the “Management Fee Waiver”).The Management Fee Waiver may be terminated only upon 60 days’ notice by the Board or the Adviser.

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our Directors who are not interested persons. In an order dated January 5, 2021, the SEC granted exemptive relief to the Adviser and certain affiliates (the “Co-Investment Exemptive Order”) that permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser, with our co-investment affiliates. Under the terms of the Co-Investment Exemptive Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategy and any criteria established by our Board of Directors. We and our affiliates may in the future apply for, and may be granted, additional, amended or superseding exemptive relief permitting us to co-invest with our affiliates, subject to the conditions set forth in the relevant exemptive order.

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

If the Company failed to qualify for the favorable tax treatment accorded to RICs in any taxable year, the Company would be subject to U.S. federal income tax at the regular corporate rate on its taxable income, even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income (including distributions of net capital gain). Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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

The Company does not expect to be treated as a “publicly offered regulated investment company.” For any period that the Company does not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If the Company is not a publicly offered RIC for any period, a non-corporate U.S. shareholder’s allocable portion of its affected expenses, including the management fees, will be treated as an additional distribution to the shareholder and will not be deductible by such non-corporate shareholder.

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

If a shareholder (other than a partnership) is not a U.S. shareholder (other than such a shareholder whose ownership of Shares is effectively connected with a U.S. trade or business), certain dividends received by such shareholder from the Company may be subject to U.S. federal withholding tax. To the extent that Company distributions consist of ordinary dividends that are subject to withholding, the applicable withholding agent will generally be required to withhold U.S. federal income tax at the rate of 30% (or such lower rate as may be determined in accordance with any applicable treaty). However, dividends paid by the Company that are “interest-related dividends” or “short-term capital gain dividends” will generally be exempt from such withholding, in each case to the extent the Company properly reports such dividends to shareholders. For these purposes, interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. federal withholding tax at the source if they had been received directly by a non-U.S. shareholder, and that satisfy certain other requirements. No assurance can be given as to what percentage of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. In the case of stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if the Company reports the payment as an interest-related dividend or short-term capital gain dividend. To qualify for this exemption from withholding, a non-U.S. shareholder must comply with applicable certification requirements relating to its non-U.S. tax residency status (including, in general, furnishing an IRS Form W-8BEN, IRS Form W-8BEN-E, IRS Form W-8ECI, IRS Form W-8IMY (and any required attachments) or IRS Form W-8EXP, or an acceptable substitute or successor form). In such a scenario, tax withheld by the intermediary would generally be refundable, but would require the non-U.S. shareholder to obtain a

U.S. taxpayer identification number and to file a U.S. income tax return to claim the refund. Net capital gain dividends (that is, distributions of the excess of net long-term capital gain over net short-term capital loss) distributed by the Company to a non-U.S. shareholder will not be subject to U.S. federal withholding tax.

The Company may be required to withhold from distributions to a non-U.S. shareholder that are otherwise exempt from U.S. federal withholding tax (or taxable at an applicable reduced treaty rate) unless the non-U.S. shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

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

The Company is materially affected by market, economic and political conditions and events, such as natural and environmental disasters, geopolitical events, military conflicts, epidemics and pandemics, wars, supply chain disruptions, economic sanctions, globally and in the jurisdictions and sectors in which it invests or operates, including factors affecting interest rates, the availability of credit, currency exchange rates, sanctions, tariffs and trade barriers. For example, the conflict between Russia and Ukraine, rapid and unpredictable interest rate changes, heightened inflation, supply chain disruptions, geopolitical risks, economic sanctions, volatility in the banking and financial sectors as well as responses to government actions or interventions have disrupted global economies and financial markets, and their prolonged economic impact is uncertain. Market, economic and political conditions and events are outside the Adviser’s control and could adversely affect the Company’s operations and performance and the liquidity and value of the Company’s investments and reduce the ability of the Company to make attractive new investments.

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

Certain investments by the Company could be in securities that are or become publicly traded and are therefore subject to the risks inherent in investing in public companies (including new issues of securities). These factors are outside the Adviser’s control and could adversely affect the liquidity and value of the Company’s investments and reduce the ability of the Company to make attractive new investments. In addition, in some cases the Company could be prohibited by contract or other limitations from selling such securities for a period so that the Company is unable to take advantage of favorable market prices. The Company will likely not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment, as with investments in private companies. Furthermore, it can be expected from time to time that the Company will be limited in its ability to make investments, and to sell existing investments, in public or private companies because KKR could be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. Accordingly, there can be no assurance that the Company will be able to make investments in public companies that the Adviser otherwise deems appropriate or, if it does, as to the amount it will so invest. Moreover, the inability to sell investments in public or private companies in these circumstances could materially adversely affect the investment results of the Company. The Company also invests in securities exempt from registration pursuant to Rule 144A under the Securities Act, which investment is likely to raise many of the same issues and risks discussed above. It is possible that the Adviser, in its sole discretion, will decline to receive material nonpublic information in respect of a public company in which the Company has invested that would otherwise be available to it to avoid being restricted from trading in securities issued by such public company or to avoid the Adviser or its affiliates being so restricted on behalf of other funds, vehicles or accounts sponsored, managed or advised by KKR or any of its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions.”

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

Although the transition process away from LIBOR has become generally well-defined, there remains uncertainty regarding the nature of alternative floating rate benchmarks, the continued utilization of synthetic LIBOR and the remaining work to be done in connection with the LIBOR transition. LIBOR’s replacement could lead to significant short-term and long-term uncertainty and market instability. Developments around LIBOR’s replacement or the adoption of alternative floating rate benchmarks, including the Secured Overnight Financing Rate ("SOFR"), reference rates based on SOFR, the Euro InterBank Offered Rate ("EURIBOR"), and the Sterling Overnight Index Average ("SONIA"), could negatively impact financial markets in general and present heightened risks, including with respect to the Company’s investments. No single alternative floating rate benchmark has replaced LIBOR and no alternative floating rate benchmark (including SOFR, reference rates based on SOFR, EURIBOR, and SONIA) perform in the same way that LIBOR did, which may further impact the Company’s investments. As a result of this uncertainty and developments relating to the transition process, the Company and its investments may be adversely affected.

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

Risk that the Company May Have Difficulty Paying Distributions and the Tax Character of Any Distributions is Uncertain. The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. The Company cannot assure investors that it will achieve investment results that will allow it to make a specified level of cash distributions (particularly during the early stages of the Company’s operations) or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to the Company under the 1940 Act as a BDC, the Company may be limited in its ability to make distributions. In addition, for so long as the Company's credit facilities are outstanding, the Company anticipates that it may be required by each such facility's terms to use all payments of interest and principal that it receives from its current investments as well as any proceeds received from the sale of its current investments to repay amounts outstanding thereunder, which could adversely affect the Company’s ability to make distributions.

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

Investment Funds Risk. The Company may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exclusion under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. The Company’s investments in private funds are subject to substantial risks. Investments in such private investment funds expose the Company to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

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

Risk that If the Company is Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, U.S. Shareholders that are Individuals, Trusts or Estates will be Taxed as Though They Received a Distribution of Some of the Company’s Expenses. The Company does not expect to be treated as a “publicly offered regulated investment company.” If the Company is not treated as a "publicly offered regulated investment company," each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. shareholder’s allocable share of the management fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate.

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

Artificial Intelligence and Machine Learning Developments Risk. Technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including the release of applications like OpenAI’s ChatGPT, pose risks to KKR, the Company and the Company’s portfolio companies. While KKR may utilize Machine Learning Technology in connection with its business and investment activities, KKR continues to evaluate and adjust internal policies governing use of Machine Learning Technology by its personnel. Notwithstanding any such policies, KKR personnel, senior advisors, industry advisors, executives and other associated persons of the KKR group or any KKR affiliates could, unbeknownst to KKR, utilize Machine Learning Technology in contravention of such policies. KKR, the Company and the Company’s portfolio companies could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to KKR, also use Machine Learning Technology in their business activities. KKR will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

There is also a risk that Machine Learning Technology may be misused or misappropriated by third parties engaged by KKR. For example, a user may input confidential information, including material non-public information or personally identifiable information, into Machine Learning Technology, resulting in such information becoming a part of a dataset that is accessible by third-party technology applications and users, including KKR’s competitors. If KKR or third-party developers whose Machine Learning Technology KKR utilizes do not have sufficient rights to use the data or other material relied upon by such developers, KKR also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Further, KKR may not be able to control how third-party Machine Learning Technology that KKR chooses to use are developed or maintained, or how data KKR inputs is used or disclosed, even where KKR has sought contractual protections with respect to these matters. The misuse or misappropriation of KKR data, unavoidable deficiencies in the practices associated with data collection, training Machine Learning Technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on KKR’s reputation and could subject KKR, the Company and the Company’s portfolio companies to legal and regulatory investigations or actions or create competitive risk.

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

The KKR CISO is a member of KKR’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across KKR's asset management business and operating functions. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively in the cybersecurity risk management environment for KKR’s asset management business, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at KKR. The Operational Risk Committee reports to KKR’s Risk and Operations Committee, which is comprised of senior employees from across KKR's asset management and insurance businesses and operating functions. KKR's Risk and Operations Committee includes KKR's Chief Financial Officer, Chief Legal Officer, General Counsel, and Chief Compliance Officer. At least annually, management will present to the Audit Committee and the Risk Committee of KKR's Board of Directors on various topics relating to KKR's technology risks, including KKR’s cybersecurity program, the current cybersecurity threat landscape, and risk management.

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
Holders
As of March 19, 2026, we had 1 record holder of our Common Shares.
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
The following table reflects the distributions per share that we have declared on our Common Shares during the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024:

			For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
April 30, 2025	April 30, 2025	May 31, 2025	12.87	5,954
May 31, 2025	May 31, 2025	June 30, 2025	10.58	4,937
June 30, 2025	June 30, 2025	July 31, 2025	6.99	3,262
July 31, 2025	July 31, 2025	August 29, 2025	15.09	7,405
August 29, 2025	August 29, 2025	September 30, 2025	10.55	5,212
September 30, 2025	September 30, 2025	October 31, 2025	11.11	5,565
October 31, 2025	October 31, 2025	November 28, 2025	9.59	5,313
November 28, 2025	November 28, 2025	December 31, 2025	10.24	5,729
December 31, 2025	December 31, 2025	January 30, 2026	12.24	7,504
Total			$131.13	$63,499

			For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	38.26	11,379
October 31, 2024	October 31, 2024	November 29, 2024	11.28	3,629
November 27, 2024	November 29, 2024	December 31, 2024	14.25	4,738
December 31, 2024	December 31, 2024	January 31, 2025	13.13	4,525
Total			$106.65	$30,922
Sales of Unregistered Equity Securities
For the year ended December 31, 2025, we issued and sold an aggregate of 313,153 Common Shares pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of December 31, 2025, the Subscriber holds all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
The below table sets forth the total Common Shares issued in the Private Offering during the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024:

	For the Year Ended December 31, 2025		For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Subscriptions(1)	Share	Amount	Share	Amount
Common Shares Sold	313,153	$324,629	373,355	$380,398
Total	313,153	$324,629	373,355	$380,398
Share Repurchase Program
We did not repurchase any of our securities during the fiscal year ended December 31, 2025.
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

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the year ended December 31, 2025 and the period from the Company’s commencement of operations to December 31, 2024:

Net Investment Activity	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Purchases	$757,050	$792,156
Paid-in-kind interest	3,145	993
Sales and Repayments	(213,936)	(43,543)
Net Investment Activity	$546,259	$749,606

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$1,295,967	$1,303,361	95.6%	$751,121	$759,122	97.4%
Subordinated Debt	743	743	0.1%	—	—	—%
Equity	2,459	942	0.1%	—	—	—%
Money Market Fund	56,856	56,856	4.2%	20,295	20,295	2.6%
Total	$1,356,025	$1,361,902	100.0%	$771,416	$779,417	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Number of Portfolio Companies	86	68
% Variable Rate Debt Investments (based on fair value)(1)(4)	99.9%	99.6%
% of Investments on Non-Accrual (based on fair value)	0.1%	0.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(2)(3)	8.8%	9.8%
Weighted Average Annual Yield on All Debt Investments(1)(4)	8.9%	9.8%
__________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025 and December 31, 2024:, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025 and December 31, 2024:.
(3)Does not include investments on non-accrual status.

(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025 and December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025 and December 31, 2024.

For the year ended December 31, 2025 and the period from the Company’s commencement of operations to December 31, 2024, our total returns based on NAV were 12.22% and 14.27%, respectively. See footnote 3 to the table included in Note 10 - Financial Highlights to our consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$152,163	11.6%	$56,010	7.4%
Diversified Support Services	132,155	10.1%	77,480	10.2%
Construction & Engineering	114,715	8.8%	34,508	4.5%
Application Software	112,126	8.6%	53,495	7.0%
Insurance Brokers	73,174	5.6%	79,933	10.5%
Environmental & Facilities Services	67,565	5.2%	20,561	2.7%
Health Care Services	65,059	5.0%	61,845	8.1%
Asset Management & Custody Banks	49,242	3.8%	5,090	0.7%
Air Freight & Logistics	48,106	3.7%	50,560	6.7%
Specialized Consumer Services	45,702	3.5%	38,449	5.1%
Aerospace & Defense	37,649	2.9%	1,419	0.2%
Health Care Technology	35,850	2.7%	29,234	3.9%
Electrical Components & Equipment	35,545	2.7%	21,954	2.9%
Health Care Supplies	32,358	2.5%	—	—%
Property & Casualty Insurance	29,809	2.3%	29,449	3.9%
Consumer Finance	28,755	2.2%	16,057	2.1%
Interactive Media & Services	22,923	1.8%	2,009	0.3%
Research & Consulting Services	22,586	1.7%	16,941	2.2%
Trading Companies & Distributors	21,726	1.7%	20,930	2.8%
Publishing	20,944	1.6%	21,307	2.8%
Leisure Facilities	19,251	1.5%	—	—%
Education Services	16,666	1.3%	12,448	1.6%
Cargo Ground Transportation	15,015	1.2%	14,482	1.9%
Human Resource & Employment Services	13,824	1.1%	13,991	1.8%
Commercial & Residential Mortgage Finance	12,294	0.9%	6,932	0.9%
Health Care Equipment	10,663	0.8%	11,135	1.5%
Personal Care Products	7,886	0.6%	12,576	1.7%
Internet Services & Infrastructure	7,685	0.6%	—	—%
Highways & Railtracks	5,696	0.4%	—	—%
Diversified Financial Services	5,570	0.4%	5,821	0.8%
Health Care Facilities	5,010	0.4%	5,059	0.7%
Food Distributors	4,520	0.3%	4,646	0.6%
Hotels, Resorts & Cruise Lines	4,462	0.3%	4,493	0.6%
Construction Machinery & Heavy Transportation Equipment	4,192	0.3%	4,167	0.5%
IT Consulting & Other Services	2,610	0.2%	4,343	0.6%
Electronic Equipment & Instruments	970	0.1%	916	0.1%
Real Estate Services	—	—%	2,567	0.3%
Total	$1,305,046	100.0%	$759,122	100.0%

Results of Operations
Revenues

Our investment income for the year ended December 31, 2025 and the period from the Company’s commencement of operations to December 31, 2024 were as follows:

	For the Year Ended December 31, 2025		For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$88,406	89.9%	$44,593	89.8%
Interest income - PIK	3,145	3.2%	993	2.0%
Fee income	6,793	6.9%	4,060	8.2%
Total investment income	$98,344	100.0%	$49,646	100.0%

The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.
The increase in interest and PIK income for the year ended December 31, 2025 compared to the period from the Company’s commencement of operations to December 31, 2024 is primarily due to less active days in the latter period and the increase in the size of our investment portfolio. The change in fee income is primarily related to changes in deal activity during the respective periods.
Expenses

Our operating expenses for the year ended December 31, 2025 and the period from the Company’s commencement of operations to December 31, 2024 were as follows:

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Interest expense	$33,018	$18,095
Management fee	6,608	2,742
Professional fees	2,167	1,365
Administration and custody fees	436	246
Directors’ fees	75	56
Other expenses	249	189
Total operating expenses	42,553	22,693
Less: Fees waived by the Adviser	(6,608)	(2,742)
Net operating expenses	$35,945	$19,951
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
The increase in expenses for the year ended December 31, 2025 compared to the period from the Company’s commencement of operations to December 31, 2024 is primarily due to less active days in the latter period, an increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the year ended December 31, 2025, and the incurrence of additional borrowings under the Citibank Credit Facility and BNP Credit Facility (each as defined below), which increased interest expense.

Net Investment Income

Our net investment income totaled $62,399 and $29,695 for the year ended December 31, 2025 and the period from the Company’s commencement of operations to December 31, 2024, respectively. Our net investment income during the year ended December 31, 2025 was primarily attributed to interest and fee income, which is offset by the interest expense discussed above. The increase in net investment income for the year ended December 31, 2025 compared to the period from the Company’s commencement of operations to December 31, 2024 is primarily due to less active days in the latter period and an increase in interest and fee income earned due to increased size of our investment portfolio, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024, respectively, were as follows:

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Net realized gains (losses) on investments and foreign currencies	$755	$537
Total net realized gains (losses)	$755	$537
Our realized gains (losses) on investments for the year ended December 31, 2025 and period from the Company's commencement of operations to December 31, 2024 were derived from the acceleration of OID from repayment activities and the sale of investments.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the year ended December 31, 2025 and period from the Company's commencement of operations to December 31, 2024 were as follows:

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$(3,206)	$8,058
Benefit (provision) for income taxes	256	(948)
Total net change in unrealized appreciation (depreciation)	$(2,950)	$7,110
Our net change in unrealized appreciation in our investments for the year ended December 31, 2025 was primarily due to depreciation in market value of several specific assets in the portfolio, offset by a reduction in our existing tax provision resulting in a net income tax benefit. Our net change in unrealized appreciation in our investments for the period from the Company's commencement of operations to December 31, 2024 was primarily due to appreciation in market value of several specific assets in the portfolio, offset by a provision for income taxes that was derived from a transaction prior to our conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities.
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
As of December 31, 2025 and December 31, 2024, we had received capital subscriptions of $324,629 and $380,398, respectively, from the investors in the Private Offering.
As of December 31, 2025, we had $62,407 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of December 31, 2025, we had aggregate unfunded commitments of $288,831. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
On April 1, 2024, KKR Enhanced US EVDL Funding LLC ("KKR Funding I"), a wholly-owned subsidiary of the Company, entered into a secured revolving credit facility agreement (as amended, restated, supplemented or otherwise modified from time, the “Citibank Credit Facility”) with Citibank, N.A. ("Citibank"), as lender, to borrow up to $500.0 million. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2027. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2029.

The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of December 31, 2025, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

On October 7, 2024, KKR Funding I entered into Amendment No. 1 to the Citibank Credit Facility, amending the spread from 2.65% to 2.15%. No other material terms were altered as a result of this amendment.

On March 31, 2025, KKR Funding I entered into Amendment No. 2 to the Citibank Credit Facility, amending the spread from 2.15% to 1.85% and increasing the maximum commitment fees from 1.25% to 1.50%. No other material terms were altered as a result of this amendment.

On December 18, 2025, KKR Funding I entered into a commitment adjustment notice (the “Commitment Adjustment Notice”) pursuant to the Citibank Credit Facility. The Commitment Adjustment Notice provides for an increase in Citibank’s commitment by $100 million, thereby bringing aggregate commitments of the lenders under the Citibank Credit Facility from $500 million to $600 million. The accordion feature in the Citibank Credit Facility allows KKR Funding I to increase the total size of the facility to a maximum aggregate commitment of $1.25 billion.

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

On December 18, 2025, KKR Funding II entered into Amendment No. 1 to the BNP Credit Facility increasing the borrowing limit to $300.0 million. No other material terms were altered as a result of this amendment.
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2025:

	December 31, 2025
Debt Obligations(1)	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	SOFR+1.85%	$496,230	$103,770	March 30, 2029
BNP Credit Facility	Revolving Credit Facility	SOFR+1.85%	$230,000	$70,000	April 11, 2030
Total			$726,230	$173,770
____________
(1)The carrying amount outstanding under the relevant facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of December 31, 2025 to reflect total amount outstanding in U.S. dollars.
See Note 7 - Debt Obligations to our consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
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
The following table reflects the cash distributions per share that we have declared on our Common Shares during the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024:

			For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
April 30, 2025	April 30, 2025	May 31, 2025	12.87	5,954
May 31, 2025	May 31, 2025	June 30, 2025	10.58	4,937
June 30, 2025	June 30, 2025	July 31, 2025	6.99	3,262
July 31, 2025	July 31, 2025	August 29, 2025	15.09	7,405
August 29, 2025	August 29, 2025	September 30, 2025	10.55	5,212
September 30, 2025	September 30, 2025	October 31, 2025	11.11	5,565
October 31, 2025	October 31, 2025	November 28, 2025	9.59	5,313
November 28, 2025	November 28, 2025	December 31, 2025	10.24	5,729
December 31, 2025	December 31, 2025	January 30, 2026	12.24	7,504
Total			$131.13	$63,499

			For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	38.26	11,379
October 31, 2024	October 31, 2024	November 29, 2024	11.28	3,629
November 27, 2024	November 29, 2024	December 31, 2024	14.25	4,738
December 31, 2024	December 31, 2024	January 31, 2025	13.13	4,525
Total			$106.65	$30,922
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements herein.

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

As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to the consolidated financial statements included herein.

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

Distributions

Dividends on the Common Shares in amounts representing substantially all of the net investment income, if any, earned each year will be paid at least annually at our discretion. Payments will vary in amount, depending on investment income received and expenses of operation. There can be no assurance that we will have substantial income or pay dividends. We are not a suitable investment for any investor who requires regular dividend income. We intend to pay dividends representing substantially all of the net investment income and net capital gains, if any, we earn each year at least annually. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distributions.”

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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments of $288,831.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(31,328)	$(18,156)	$(13,172)	(18.4)%
Down 200 basis points	(25,062)	(14,525)	(10,537)	(14.7)%
Down 150 basis points	(18,797)	(10,893)	(7,904)	(11.0)%
Down 100 basis points	(12,531)	(7,262)	(5,269)	(7.4)%
Down 50 basis points	(6,266)	(3,631)	(2,635)	(3.7)%
Up 50 basis points	6,266	3,631	2,635	3.7%
Up 100 basis points	12,531	7,262	5,269	7.4%
Up 150 basis points	18,797	10,893	7,904	11.0%
Up 200 basis points	25,062	14,525	10,537	14.7%
Up 250 basis points	31,328	18,156	13,172	18.4%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of December 31, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2025, we did not engage in interest rate hedging activities.
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

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	70
Consolidated Statements of Operations for the year ended December 31, 2025 and the period from April 19, 2024 (Commencement of Operations) to December 31, 2024	71
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2025 and the period from April 19, 2024 (Commencement of Operations) to December 31, 2024	72
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and the period from April 19, 2024 (Commencement of Operations) to December 31, 2024	73
Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024	74
Notes to Consolidated Financial Statements	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KKR Enhanced US Direct Lending Fund-L Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of KKR Enhanced US Direct Lending Fund-L Inc. (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations and cash flows, the consolidated statements of changes in net assets, and the financial highlights for the year ended December 31, 2025 and the period beginning April 19, 2024 (commencement of operations) and ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, and the changes in its net assets and the financial highlights for the year ended December 31, 2025, and the period beginning April 19, 2024 (commencement of operations) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 19, 2026

We have served as the auditor of one or more investment companies within the group of investment companies since 2013.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value (cost $1,299,169 and $751,121, respectively)	$1,305,046	$759,122
Cash and cash equivalents	62,407	21,517
Subscription receivable	70,000	25,000
Interest receivable	6,861	5,856
Other assets	11,389	8,603
Total assets	1,455,703	820,098

Liabilities
Credit facilities	726,230	419,261
Distribution payable	7,504	4,525
Interest payable	8,845	6,749
Deferred tax liability	692	948
Administration and custody fees payable	532	246
Due to Adviser	109	130
Payable for investments purchased	1,304	105
Directors’ fees payable	37	37
Other accrued expenses	2,298	1,279
Total liabilities	747,551	433,280
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 686,508 and 373,355 shares issued and outstanding, respectively	1	0
Capital in excess of par value	704,099	380,384
Retained earnings (accumulated deficit)	4,052	6,434
Net Assets	708,152	386,818

Net Asset Value Per Share:
Net asset value, price per share	$1,031.53	$1,036.06
See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Investment income
Interest income	$88,406	$44,593
Interest income - PIK	3,145	993
Other income	6,793	4,060
Total investment income	98,344	49,646

Expenses
Interest expense	33,018	18,095
Management fee	6,608	2,742
Professional fees	2,167	1,365
Administration and custody fees	436	246
Directors’ fees	75	56
Other expenses	249	189
Total expenses	42,553	22,693
Less: Fees waived by the Adviser	(6,608)	(2,742)
Net expenses	35,945	19,951

Net investment income	62,399	29,695

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	755	537
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(3,206)	8,058
Benefit (provision) for income taxes	256	(948)
Net realized and unrealized gains (losses)	(2,195)	7,647

Net increase (decrease) in net assets resulting from operations	$60,204	$37,342

See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Increase (decrease) in net assets resulting from operations
Net investment income	$62,399	$29,695
Net realized gains (losses) on investments and foreign currencies	755	537
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(3,206)	8,058
Benefit (provision) for income taxes	256	(948)
Net increase (decrease) in net assets resulting from operations	60,204	37,342

Distributions to shareholders
Net investment income	(63,355)	(30,343)
Capital gains	(144)	(579)
Total distributions to shareholders	(63,499)	(30,922)

Shareholder transactions
Subscriptions	324,629	380,398
Increase from shareholder transactions	324,629	380,398

Net increase (decrease) in net assets	321,334	386,818

Net assets:
Beginning of period	386,818	—
End of period	$708,152	$386,818

See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$60,204	$37,342
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(757,050)	(792,156)
Paid-in-kind interest	(3,145)	(993)
Proceeds from sale and repayments of investments	213,936	43,543
Net realized gains (losses) on investments and foreign currencies	(755)	(537)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	3,206	(8,058)
Amortization of deferred financing costs	1,488	774
Net accretion/amortization of premiums/discounts	(572)	(930)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,005)	(5,856)
(Increase) decrease in other assets	(4,274)	(4,131)
Increase (decrease) in interest payable	2,096	6,749
Increase (decrease) in other accrued expenses	3,699	1,279
Increase (decrease) in deferred tax liability	(256)	948
Increase (decrease) in administration and custody fees payable	286	246
Increase (decrease) in payable for investments purchased	1,199	105
Increase (decrease) in due to Adviser	(21)	130
Increase (decrease) in Directors’ fees payable	—	37
Net cash provided by (used in) operating activities	(480,964)	(721,508)
Cash flows from financing activities:
Subscription for shares	230,000	329,001
Distributions paid to shareholders	(10,891)	—
Proceeds from credit facilities	577,888	586,334
Repayments of credit facilities	(272,500)	(167,000)
Deferred financing costs paid	(2,680)	(5,246)
Net cash provided by (used in) financing activities	521,817	743,089

Effect of exchange rate changes on cash	37	(64)
Net Increase (Decrease) in Cash and Cash Equivalents	40,890	21,517
Cash and Cash Equivalents:
Beginning balance	$21,517	$—
Ending balance	$62,407	$21,517
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$29,434	$10,572
Reinvestment of distributions	$49,629	$26,397

See accompanying notes to consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Senior Secured Loans- First Lien - 184.1%
Aerospace & Defense - 5.2%
Horizon CTS Buyer LLC	Revolver 1L 03/25	SOFR +	4.75%		3/29/2032	$5,535	$970	(b)(c)
Horizon CTS Buyer LLC	TL 1L 03/25	SOFR +	4.75%		3/29/2032	7,133	7,126	(b)
Horizon CTS Buyer LLC	TL 1L 11/25	SOFR +	4.75%		3/29/2032	18,451	18,433	(b)
Horizon CTS Buyer LLC	TL 1L DD 03/25	SOFR +	4.75%		3/29/2032	1,349	1,348	(b)
Horizon CTS Buyer LLC	TL 1L DD 11/25	SOFR +	4.75%		3/29/2032	7,688	(8)	(b)(c)
West Star Aviation Inc	Revolver 1L 05/25	SOFR +	4.50%		5/20/2032	1,218	183	(b)(c)
West Star Aviation Inc	TL 1L 05/25	SOFR +	4.50%		5/20/2032	8,684	8,736	(b)
West Star Aviation Inc	TL 1L DD 05/25	SOFR +	4.50%		5/20/2032	1,824	861	(b)(c)

Air Freight & Logistics - 6.8%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	809	(a)(b)(c)
CSafe Global	TL 1L 03/24	SONIA +	5.75%		12/14/2028	5,363	7,230	(a)(b)(f)
CSafe Global	TL 1L 03/24 (Incremental)	SOFR +	5.75%		12/14/2028	38,441	38,441	(a)(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,626	1,626	(a)(b)

Application Software - 15.8%
Flexera Software LLC	Revolver 1L 08/25	SOFR +	4.75%		8/16/2032	1,488	(1)	(b)(c)
Flexera Software LLC	TL 1L 08/25	SOFR +	4.50%		8/16/2032	18,343	18,327	(b)
Flexera Software LLC	TL 1L 08/25 EUR	EURIBOR +	4.50%		8/16/2032	5,536	6,500	(b)(g)
Flexera Software LLC	TL 1L 12/25	SOFR +	4.50%		8/16/2032	10,758	10,758	(b)
Follett Software Co	Revolver 1L 04/25	SOFR +	4.50%		8/30/2030	423	—	(a)(b)(c)
Follett Software Co	TL 1L 04/25	SOFR +	4.50%		8/29/2031	4,387	4,430	(a)(b)
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	—	(a)(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.25% PIK)	1/17/2031	6,596	6,596	(a)(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	5,410	5,410	(a)(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	668	—	(a)(b)(c)(d)
Misys Ltd	TL 1L 09/23	SOFR +	7.25%		9/13/2029	3,481	3,516	(b)(h)
Personify Health Inc	TL 1L 11/23 PIK	SOFR +	3.25%	(3.00% PIK)	11/8/2029	9,441	8,951	(b)(d)
PROS Holdings Inc	Revolver 1L 12/25	SOFR +	4.75%		12/9/2032	436	—	(b)(c)
PROS Holdings Inc	TL 1L 12/25	SOFR +	4.75%		12/9/2032	3,757	3,752	(b)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	20	(a)(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,436	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
SAMBA Safety Inc	Revolver 1L 12/25	SOFR +	4.75%	12/20/2032	247	14	(a)(b)(c)
SAMBA Safety Inc	TL 1L 12/25	SOFR +	4.75%	12/20/2032	2,747	2,740	(a)(b)
SAMBA Safety Inc	TL 1L DD 12/25	SOFR +	4.75%	12/20/2032	333	—	(a)(b)(c)
Sphera Solutions Inc	Revolver 1L 09/25	SOFR +	4.50%	9/24/2032	1,637	307	(b)(c)
Sphera Solutions Inc	TL 1L 09/25	SOFR +	4.50%	9/24/2032	12,035	12,005	(b)
Sphera Solutions Inc	TL 1L DD 09/25	SOFR +	4.50%	9/24/2032	2,456	(6)	(b)(c)
Spins LLC	Revolver 1L 02/25	SOFR +	4.75%	1/22/2029	1,052	—	(a)(b)(c)
Spins LLC	TL 1L 02/25 (Restated)	SOFR +	4.75%	1/22/2029	9,225	9,225	(a)(b)
Spins LLC	TL 1L DD 02/25 (Amendment #1)	SOFR +	4.75%	1/22/2029	884	884	(a)(b)
Spins LLC	TL 1L DD 02/25 (Restated)	SOFR +	4.75%	1/22/2029	723	723	(a)(b)
Vermont Information Processing Inc	Revolver 1L 12/24	SOFR +	4.75%	1/30/2032	481	—	(b)(c)
Vermont Information Processing Inc	TL 1L 01/25	SOFR +	4.75%	1/30/2032	3,825	3,828	(b)
Vermont Information Processing Inc	TL 1L DD 01/25	SOFR +	4.75%	1/30/2032	1,602	1	(b)(c)
Vitu	Revolver 1L 01/25	SOFR +	4.50%	1/6/2031	1,894	—	(a)(b)(c)
Vitu	TL 1L 01/25	SOFR +	4.50%	1/6/2032	11,594	11,710	(a)(b)

Asset Management & Custody Banks - 7.0%
Rockefeller Capital Management LP	TL 1L 12/25	SOFR +	4.50%	12/2/2032	49,514	49,266	(a)(b)
Rockefeller Capital Management LP	TL 1L DD 12/25	SOFR +	4.50%	12/2/2032	4,831	(24)	(a)(b)(c)

Cargo Ground Transportation - 2.1%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	6.00%	12/3/2026	199	156	(a)(b)(c)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	6.50%	12/3/2026	232	228	(a)(b)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	6.00%	12/3/2026	10,015	9,795	(a)(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	4.75%	5/4/2029	287	—	(a)(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	4.75%	5/6/2030	334	337	(a)(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	4.75%	5/6/2030	2,319	2,343	(a)(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	4.75%	5/6/2030	351	355	(a)(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	4.75%	5/6/2030	671	678	(a)(b)
Lazer Logistics Inc	TL 1L DD 12/25 (New)	SOFR +	4.75%	5/4/2030	2,633	1,123	(a)(b)(c)

Commercial & Residential Mortgage Finance - 1.7%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	5.00%	12/5/2030	630	—	(a)(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	5.00%	12/5/2030	6,471	6,535	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Rialto Capital Management LLC	TL 1L 12/25	SOFR +	5.00%		12/5/2030	5,702	5,759	(a)(b)

Construction & Engineering - 16.2%
Frontline Road Safety LLC	Revolver 1L 03/25	SOFR +	4.75%		3/4/2032	4,107	—	(a)(b)(c)
Frontline Road Safety LLC	TL 1L 03/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	24,445	24,550	(a)(b)(d)
Frontline Road Safety LLC	TL 1L 12/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	7,484	7,484	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 03/25 PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	7,177	7,207	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 05/25 (Add-on) PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	3,529	3,544	(a)(b)(d)
Frontline Road Safety LLC	TL 1L DD 10/25	SOFR +	2.75%		3/4/2032	12,914	5,091	(a)(b)(c)
Orion Services Group	TL 1L 11/25	SOFR +	4.50%		11/26/2032	6,749	6,699	(b)
Orion Services Group	TL 1L DD 11/25	CORRA +	4.50%		11/26/2032	2,220	(17)	(b)(c)
Pike Corp	Revolver 1L 12/25	SOFR +	4.50%		12/17/2032	2,442	—	(b)(c)
Pike Corp	TL 1L 12/25 PIK	SOFR +	2.00%	(2.50% PIK)	12/17/2032	16,847	16,805	(b)(d)
Pike Corp	TL 1L DD 12/25 PIK	SOFR +	2.00%	(2.50% PIK)	12/17/2032	3,662	(9)	(b)(c)(d)
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%		6/17/2030	989	385	(a)(b)(c)
Turnpoint Services Inc	TL 1L 06/24	SOFR +	5.00%		6/17/2031	8,071	7,986	(a)(b)
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%		6/17/2031	1,583	(17)	(a)(b)(c)
Woolpert Inc	Revolver 1L 09/25	SOFR +	4.50%		4/5/2031	4,365	567	(a)(b)(c)
Woolpert Inc	TL 1L 09/25	SOFR +	4.50%		4/5/2032	34,106	34,372	(a)(b)
Woolpert Inc	TL 1L DD 09/25	SOFR +	4.50%		4/5/2032	8,730	68	(a)(b)(c)

Construction Machinery & Heavy Transportation Equipment - 0.6%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%		10/30/2029	4,238	4,192	(a)(b)

Consumer Finance - 4.1%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.75%		8/18/2031	1,209	665	(b)(c)
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.75%		11/17/2031	5,001	5,011	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.75%		11/17/2031	6,002	6,014	(b)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%		8/29/2031	1,439	266	(a)(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%		8/29/2031	4,653	4,699	(a)(b)
MAI Capital Management LLC	TL 1L DD 06/25	SOFR +	4.75%		8/29/2031	4,901	2,679	(a)(b)(c)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%		8/29/2031	2,734	2,762	(a)(b)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	4.50%		10/2/2028	131	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	4.50%	10/2/2028	594	594	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	4.50%	10/2/2028	4,886	4,886	(a)(b)
Wealth Enhancement Group LLC	TL 1L DD 08/25 (Add-on & Reprice)	SOFR +	4.50%	10/2/2028	1,317	—	(a)(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	4.50%	10/2/2028	2,900	1,179	(a)(b)(c)

Diversified Financial Services - 0.8%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,515	5,570	(a)(b)

Diversified Support Services - 18.7%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	272	(a)(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,510	13,646	(a)(b)
Apex Service Partners LLC	TL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,099	3,130	(a)(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,239	8,321	(a)(b)
Apex Service Partners LLC	TL 1L DD 11/25	SOFR +	4.75%	10/24/2030	5,793	55	(a)(b)(c)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	5.00%	11/22/2028	311	—	(a)(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	5.00%	11/21/2029	2,592	2,592	(a)(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	5.00%	11/21/2029	726	726	(a)(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	5.00%	11/21/2029	1,991	1,864	(a)(b)(c)
Service Express Inc	Revolver 1L 12/25 (Incremental)	SOFR +	4.50%	12/23/2032	7,358	628	(a)(b)(c)
Service Express Inc	TL 1L 12/25 (Incremental)	SOFR +	4.50%	9/30/2032	31,511	31,511	(a)(b)
Service Express Inc	TL 1L A 12/25	SOFR +	4.50%	12/23/2032	20,436	20,640	(a)(b)
Service Express Inc	TL 1L B 12/25	SOFR +	4.50%	12/23/2032	60	60	(a)(b)
Service Express Inc	TL 1L DD 12/25 (Incremental)	SOFR +	4.50%	12/23/2032	6,118	(15)	(a)(b)(c)
Service Logic LLC	Revolver 1L 12/25	SOFR +	4.50%	12/16/2032	2,189	—	(b)(c)
Service Logic LLC	TL 1L 12/25	SOFR +	4.50%	12/16/2032	15,872	15,832	(b)
Service Logic LLC	TL 1L DD 12/25	SOFR +	4.50%	12/16/2032	4,378	(11)	(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%	9/10/2031	3,793	1,777	(a)(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%	9/10/2031	29,501	30,091	(a)(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%	9/10/2031	1,750	1,036	(a)(b)(c)

Education Services - 2.4%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%	5/1/2030	1,767	—	(a)(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%	5/1/2031	11,362	11,383	(a)(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	2,983	2,148	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Learning Experience Corp/The	Revolver 1L 07/25	SOFR +	4.75%	7/1/2032	685	—	(b)(c)
Learning Experience Corp/The	TL 1L 07/25	SOFR +	4.75%	7/1/2032	3,112	3,135	(b)

Electrical Components & Equipment - 5.0%
Clarience Technologies LLC	Revolver 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2031	3,238	—	(a)(b)(c)
Clarience Technologies LLC	TL 1L 06/25 (2025 Incremental)	SOFR +	4.75%	2/13/2032	675	677	(a)(b)
Clarience Technologies LLC	TL 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2032	31,481	31,576	(a)(b)
Clarience Technologies LLC	TL 1L DD-A 06/25	SOFR +	4.75%	2/13/2032	1,164	682	(a)(b)(c)
Clarience Technologies LLC	TL 1L DD-B 06/25	SOFR +	4.75%	2/13/2032	6,517	2,600	(a)(b)(c)
Clarience Technologies LLC	TL 1L DD-C 06/25	SOFR +	4.75%	2/13/2032	3,238	10	(a)(b)(c)

Electronic Equipment & Instruments - 0.1%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/12/2029	393	393	(a)(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/12/2029	491	577	(a)(b)(g)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/13/2029	4,972	—	(a)(b)(c)

Environmental & Facilities Services - 9.5%
Arcwood Environmental (fka Heritage Environmental Services Inc)	Revolver 1L 01/24	SOFR +	5.20%	1/31/2030	1,074	—	(a)(b)(c)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 01/24	SOFR +	5.25%	1/31/2031	6,568	6,568	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,764	1,764	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/25	SOFR +	5.00%	1/31/2031	1,404	1,404	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	944	944	(a)(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/25	SOFR +	5.00%	1/31/2031	1,260	1,260	(a)(b)
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	4.75%	8/27/2031	1,893	—	(a)(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	4.75%	8/27/2031	11,244	11,356	(a)(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	4.75%	8/27/2031	2,839	28	(a)(b)(c)
Denali Water Solutions LLC	Revolver 1L 11/25	SOFR +	4.75%	11/19/2032	4,474	1,599	(a)(b)(c)
Denali Water Solutions LLC	TL 1L 11/25	SOFR +	4.75%	11/19/2032	24,608	24,485	(a)(b)
Resa Power LLC	Revolver 1L 04/25	SOFR +	4.75%	4/28/2032	1,501	—	(a)(b)(c)
Resa Power LLC	Revolver 1L 04/25 (CAD Multi Currency)	SOFR +	4.75%	4/28/2032	188	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Resa Power LLC	TL 1L 04/25	SOFR +	4.75%		4/28/2032	13,151	13,230	(a)(b)
Resa Power LLC	TL 1L DD 04/25	SOFR +	4.75%		4/28/2032	2,395	14	(a)(b)(c)
Xylem Kendall	Revolver 1L 06/25	SOFR +	5.87%		4/22/2030	706	390	(b)(c)
Xylem Kendall	TL 1L 06/25	SOFR +	5.75%		4/22/2030	3,412	3,378	(b)
Xylem Kendall	TL 1L DD 06/25 (7th Amendment)	SOFR +	5.75%		4/22/2030	5,139	939	(b)(c)
Xylem Kendall	TL 1L DD-A 06/25 (6th Amendment)	SOFR +	5.75%		4/22/2030	208	206	(b)

Food Distributors - 0.6%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%		10/31/2028	4,120	4,005	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%		10/31/2028	530	515	(b)

Health Care Equipment - 1.5%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.50%		2/28/2030	1,449	(72)	(a)(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24 PIK	SOFR +	3.00%	(3.00% PIK)	2/28/2031	10,390	9,871	(a)(b)(d)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.50%		2/28/2031	1,927	864	(a)(b)(c)

Health Care Facilities - 0.7%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%		5/7/2026	44	6	(a)(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%		5/7/2027	457	457	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%		5/7/2027	20	20	(a)(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%		5/7/2027	94	94	(a)(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,433	4,433	(b)

Health Care Services - 9.2%
Affordable Care Inc	TL 1L 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	3,349	3,122	(a)(b)(d)
Affordable Care Inc	TL 1L DD 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	904	843	(a)(b)(d)
Affordable Care Inc	TL 1L DD 08/23 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	981	915	(a)(b)(d)
Amerivet Partners Management Inc	TL 1L 02/22	SOFR +	5.50%		2/25/2028	3,803	3,726	(a)(b)
Amerivet Partners Management Inc	TL 1L DD 11/22	SOFR +	5.50%		2/25/2028	312	305	(a)(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	411	354	(a)(b)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	8.40%		4/3/2028	3,760	3,240	(a)(b)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	8.40%		4/3/2028	205	177	(a)(b)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	8.50%		4/3/2028	3,178	2,738	(a)(b)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	199	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,688	15,845	(a)(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	5,514	2,916	(a)(b)(c)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,272	2,294	(a)(b)
Premise Health Holding Corp	Revolver 1L 11/25	SOFR +	4.50%		11/6/2031	297	(3)	(b)(c)
Premise Health Holding Corp	TL 1L 11/25	SOFR +	4.50%		11/8/2032	3,014	2,983	(b)
Premise Health Holding Corp	TL 1L DD 11/25	SOFR +	4.75%		11/8/2032	1,273	(13)	(b)(c)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,418	25,418	(a)(b)

Health Care Supplies - 4.6%
PCI Pharma Services	Revolver 1L 07/25	SOFR +	4.50%		7/9/2032	5,220	—	(a)(b)(c)(h)
PCI Pharma Services	TL 1L 07/25	SOFR +	4.50%		7/9/2032	29,360	29,425	(a)(b)(h)
PCI Pharma Services	TL 1L DD 07/25 (Alternative Currency)	SOFR +	4.75%		7/9/2032	2,694	2,729	(a)(b)(h)
PCI Pharma Services	TL 1L DD 07/25 (Initial Dollar)	SOFR +	4.50%		7/9/2032	4,669	10	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD 07/25 (Special Interest)	SOFR +	4.75%		10/15/2032	673	171	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD-1 10/25	SOFR +	4.50%		7/9/2032	5,303	12	(a)(b)(c)(h)
PCI Pharma Services	TL 1L DD-2 10/25	SOFR +	4.50%		7/9/2032	5,174	11	(a)(b)(c)(h)

Health Care Technology - 5.1%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	—	(a)(b)(c)
Netsmart Technologies Inc	TL 1L 08/24 PIK	SOFR +	2.50%	(2.70% PIK)	8/25/2031	29,991	29,991	(a)(b)(d)
Netsmart Technologies Inc	TL 1L 11/25 (Incremental) PIK	SOFR +	2.05%	(2.70% PIK)	8/25/2031	5,859	5,859	(a)(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24 PIK	SOFR +	2.50%	(2.45% PIK)	8/25/2031	3,871	—	(a)(b)(c)(d)

Highways & Railtracks - 0.8%
Eagle Railcar Services Roscoe Inc	Revolver 1L 06/25	SOFR +	4.50%		6/14/2032	1,062	—	(b)(c)
Eagle Railcar Services Roscoe Inc	TL 1L 06/25	SOFR +	4.50%		6/14/2032	5,648	5,688	(b)
Eagle Railcar Services Roscoe Inc	TL 1L DD 06/25	SOFR +	4.50%		6/14/2032	1,180	8	(b)(c)

Hotels, Resorts & Cruise Lines - 0.6%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%		11/5/2029	562	—	(a)(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%		11/5/2029	4,404	4,404	(a)(b)
Highgate Hotels Inc	TL 1L DD 12/25	SOFR +	5.50%		11/5/2032	2,877	58	(a)(b)(c)

Human Resource & Employment Services - 2.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%	9/22/2028	4,823	—	(a)(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%	9/22/2028	6,451	6,451	(a)(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(a)(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-on)	SOFR +	6.00%	8/17/2027	3,523	3,523	(a)(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,695	2,722	(a)(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,041	1,041	(a)(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	87	87	(a)(b)

Insurance Brokers - 10.3%
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	4.50%	12/20/2029	538	65	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	4.50%	12/20/2030	2,465	2,465	(a)(b)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	4.50%	12/20/2030	4,605	778	(a)(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	4.50%	12/20/2030	2,344	2,344	(a)(b)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	4.75%	10/29/2029	1,127	282	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	4.75%	10/29/2030	19	19	(a)(b)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	4.75%	10/29/2030	4,093	4,093	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 02/25	SOFR +	4.75%	10/29/2030	3,360	1,960	(a)(b)(c)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	4.75%	10/29/2030	9	9	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	4.75%	10/29/2030	2,982	2,982	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	4.75%	10/29/2030	293	293	(a)(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	4.75%	10/29/2030	3,081	3,081	(a)(b)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	1,260	220	(a)(b)(c)
Galway Partners Holdings LLC	TL 1L B 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	13,561	13,561	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	792	792	(a)(b)
Galway Partners Holdings LLC	TL 1L DD 07/24	SOFR +	4.50%	9/29/2028	4,397	898	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L 12/25	SOFR +	4.50%	6/11/2031	19,974	19,998	(a)(b)
Higginbotham Insurance Agency Inc	TL 1L DD-A 12/25	SOFR +	4.50%	6/11/2031	1,021	1	(a)(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD-B 12/25	SOFR +	4.50%	6/11/2031	2,386	3	(a)(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/25/2028	1,158	—	(a)(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/25/2028	19,330	19,330	(a)(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/25/2028	3,984	—	(a)(b)(c)

Interactive Media & Services - 3.2%
BGB Group LLC	Revolver 1L 12/25	SOFR +	5.25%	2/16/2030	2,638	—	(a)(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
BGB Group LLC	TL 1L 12/25	SOFR +	5.25%		2/16/2030	21,221	21,221	(a)(b)
BGB Group LLC	TL 1L DD 12/25	SOFR +	5.25%		2/16/2030	1,759	—	(a)(b)(c)
Lionbridge Technologies Inc	TL 1L 04/22	SOFR +	7.00%		4/27/2026	889	755	(a)(b)(i)
Lionbridge Technologies Inc	TL 1L 12/19	SOFR +	7.00%		4/27/2026	1,115	947	(a)(b)(i)

Internet Services & Infrastructure - 1.1%
Com Laude Group Ltd	Revolver 1L 12/25	SOFR +	5.00%		12/30/2032	606	—	(b)(c)(h)
Com Laude Group Ltd	TL 1L 12/25	SOFR +	5.00%		12/30/2032	7,731	7,693	(b)(h)
Com Laude Group Ltd	TL 1L DD 12/25	SOFR +	5.00%		12/30/2032	1,516	(8)	(b)(c)(h)

IT Consulting & Other Services - 0.3%
New Era Technology Inc	TL 1L 08/25 PIK	SOFR +	6.25%	PIK	6/30/2030	1,813	1,813	(a)(b)(d)

Leisure Facilities - 2.7%
ClubCorp Club Operations Inc	Revolver 1L 07/25	SOFR +	5.00%		7/10/2031	2,093	—	(a)(b)(c)
ClubCorp Club Operations Inc	TL 1L B 07/25	SOFR +	5.00%		7/9/2032	19,206	19,248	(a)(b)
ClubCorp Club Operations Inc	TL 1L B-DD 07/25	SOFR +	5.00%		7/9/2032	1,256	3	(a)(b)(c)

Personal Care Products - 1.1%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%		11/30/2027	7,886	7,886	(a)(b)

Property & Casualty Insurance - 4.1%
Alacrity Solutions Group LLC	Revolver 1L 02/25	SOFR +	5.25%		2/28/2030	340	—	(a)(b)(c)
Alacrity Solutions Group LLC	TL 1L 02/25 (Takeback) PIK	SOFR +	1.00%	(5.25% PIK)	2/28/2030	2,116	2,116	(a)(b)(d)
Alacrity Solutions Group LLC	TL 1L 03/25 (PIK Upfront Fee)	SOFR +	5.25%		2/28/2030	28	28	(a)(b)
Alacrity Solutions Group LLC	TL 1L DD 02/25 (Exit)	SOFR +	5.25%		2/28/2030	452	—	(a)(b)(c)
J S Held LLC	Revolver 1L 10/24	SOFR +	5.50%		6/1/2028	1,444	—	(a)(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	4.75%		6/1/2028	24,805	24,849	(a)(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	5.50%		6/1/2028	4,166	1,928	(a)(b)(c)

Publishing - 3.0%
RBmedia	Revolver 1L 08/23	SOFR +	5.75%		8/31/2028	3,340	—	(b)(c)
RBmedia	TL 1L 08/23	SOFR +	5.75%		9/3/2030	14,660	14,807	(b)
RBmedia	TL 1L 08/24 (Incremental)	SOFR +	5.75%		9/3/2030	6,053	6,113	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
RBmedia	TL 1L DD-A 08/25	SOFR +	5.75%		8/31/2030	710	7	(b)(c)
RBmedia	TL 1L DD-B 08/25	SOFR +	5.75%		8/31/2030	1,704	17	(b)(c)

Research & Consulting Services - 3.2%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%		8/31/2028	5,882	5,882	(a)(b)
BDO USA PA	TL 1L 11/25	SOFR +	4.50%		8/31/2028	901	901	(a)(b)
Hibu Inc	TL 1L 04/25 (Add-on)	SOFR +	6.25%		5/4/2027	5,565	5,677	(a)(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%		5/4/2027	1,018	1,018	(a)(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%		5/4/2027	2,043	2,043	(a)(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%		5/4/2027	6,995	7,065	(a)(b)

Specialized Consumer Services - 6.5%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/25	SOFR +	4.50%		12/1/2028	422	—	(a)(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/25	SOFR +	4.25%		12/1/2029	5,764	5,822	(a)(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%		8/22/2030	2,871	933	(b)(c)
Legends Hospitality LLC	TL 1L 08/24 PIK	SOFR +	2.75%	(2.75% PIK)	8/22/2031	25,085	25,147	(b)(d)
Legends Hospitality LLC	TL 1L DD 08/24 PIK	SOFR +	2.25%	(2.75% PIK)	8/22/2031	1,431	1,190	(b)(c)(d)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%		7/25/2028	1,703	1,720	(a)(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%		7/25/2028	2,594	2,620	(a)(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%		7/25/2028	7,752	7,783	(a)(b)
Spotless Brands LLC	TL 1L DDTL 09/25	SOFR +	5.00%		7/25/2028	3,554	487	(a)(b)(c)

Specialty Chemicals - 2.9%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	5.00%		6/13/2031	3,054	—	(a)(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	5.00%		6/13/2031	18,265	18,391	(a)(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	5.00%		6/13/2031	3,054	2,189	(a)(b)(c)

Systems Software - 21.5%
Bonterra LLC	Revolver 1L 03/25	SOFR +	4.75%		3/5/2032	3,328	499	(a)(b)(c)
Bonterra LLC	TL 1L 03/25	SOFR +	4.75%		3/5/2032	30,628	30,628	(a)(b)
Bonterra LLC	TL 1L DD 03/25	SOFR +	4.75%		3/5/2032	3,328	3,328	(a)(b)
Bonterra LLC	TL 1L DD 10/25	SOFR +	5.00%		3/5/2032	24,423	6,350	(a)(b)(c)
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%		3/9/2029	4,384	4,298	(a)(b)
Jeppesen Holdings LLC	Revolver 1L 10/25	SOFR +	4.75%		10/31/2032	1,434	(5)	(b)(c)(h)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Jeppesen Holdings LLC	TL 1L 10/25	SOFR +	4.75%		10/31/2032	27,664	27,562	(b)(h)
Med-Metrix	Revolver 1L 07/25	SOFR +	4.75%		7/21/2032	3,099	—	(a)(b)(c)
Med-Metrix	TL 1L 07/25	SOFR +	4.75%		7/21/2032	17,509	17,550	(a)(b)
Med-Metrix	TL 1L DD 07/25	SOFR +	4.75%		7/21/2032	7,283	17	(a)(b)(c)
OEConnection LLC	Revolver 1L 04/24	SOFR +	4.50%		12/23/2032	2,679	—	(a)(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	4.50%		12/23/2032	25,780	26,038	(a)(b)
OEConnection LLC	TL 1L DD 12/24	SOFR +	4.50%		12/23/2032	3,196	32	(a)(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	5.00%		11/21/2031	2,339	—	(a)(b)(c)(h)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	4.75%		11/21/2031	8,395	11,316	(a)(b)(f)(h)
Veriforce LLC	TL 1L 11/24 USD	SOFR +	4.75%		11/21/2031	24,550	24,550	(a)(b)(h)
Veriforce LLC	TL 1L DD 09/25	SOFR +	4.75%		11/21/2031	4,256	—	(a)(b)(c)(h)
Veriforce LLC	TL 1L DD-2 11/24 USD	SOFR +	4.75%		11/21/2031	1,295	—	(a)(b)(c)(h)

Trading Companies & Distributors - 3.1%
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%		4/1/2029	384	64	(a)(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%		4/1/2029	4,963	5,012	(a)(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	5.50%		4/1/2029	16,485	16,650	(a)(b)

Total Senior Secured Loans - First Lien (Cost $1,295,967)							$1,303,361

Subordinated Debt - 0.1%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	TL Mezz 02/25 PIK	SOFR +	8.00%	PIK	2/28/2030	743	$743	(a)(b)(d)

Total Subordinated Debt (Cost $743)							$743

Equity - 0.1%
IT Consulting & Other Services - 0.1%
New Era Technology Inc	Common Stock (Takeback)					1,675	—	(a)(b)
New Era Technology Inc	Preferred Stock					1,675	797	(a)(b)

Property & Casualty Insurance - 0.0%
Alacrity Solutions Group LLC	Common Stock					423	—	(a)(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Alacrity Solutions Group LLC	Perp (Pref Equity) PIK	SOFR +	8.00%	PIK		452	145	(a)(b)(d)(i)
Total Equity (Cost $2,459)							$942

TOTAL INVESTMENTS (Cost $1,299,169) – 184.3%							$1,305,046

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 8.0%
U.S. Government Securities - 8.0%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	44,074,019	$44,074	(e)
State Street Institutional U.S. Government Money Market Fund	Opportunity Class	12,782,117	12,782	(j)
TOTAL MONEY MARKET FUND (Cost $56,856) - 8.0%			$56,856

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $1,356,025) - 192.3%			$1,361,902
LIABILITIES EXCEEDING OTHER ASSETS, NET - (-92.3%)			(653,750)
NET ASSETS – 100.0%			$708,152

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of December 31, 2025 was 3.9%.
SONIA	Sterling Overnight Index Average as of December 31, 2025 was 3.7%.
EURIBOR	Euro Interbank Offered Rate as of December 31, 2025 was 2.0%.
CORRA	Canadian Overnight Repo Rate Average as of December 31, 2025 was 2.3%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of December 31, 2025 was 3.4%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2025, 92.7% of the Company's total assets represented qualifying assets.

(i)	Asset is on non-accrual status.
(j)	The money market fund’s average 7-day yield as of December 31, 2025 was 3.7%.
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

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 5.2%
U.S. Government Securities - 5.2%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	20,294,569	$20,295	(e)
TOTAL MONEY MARKET FUND (Cost $20,295)			$20,295

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $771,416) - 201.5%			$779,417
LIABILITIES EXCEEDING OTHER ASSETS, NET - (101.5%)			(392,599)
NET ASSETS - 100.0%			$386,818

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of December 31, 2025 was 4.5%.
SONIA	Sterling Overnight Index Average as of December 31, 2025 was 4.7%.
EURIBOR	Euro Interbank Offered Rate as of December 31, 2025 was 2.7%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of December 31, 2025 was 4.1%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2025, 98.3% of the Company's total assets represented qualifying assets.

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

For the year ended December 31, 2025, there have been no significant changes to the Company’s fair value methodologies.

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
Deferred Financing Costs - The Company has incurred financing costs related to the establishment of a secured revolving credit facilities. The aforementioned costs were capitalized as an asset and are being amortized on a straight-line basis over each instrument’s term.
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
At December 31, 2025, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024:

	For the Year Ended December 31, 2025		For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Subscriptions(1)	Share	Amount	Share	Amount
Common Shares Sold	313,153	$324,629	373,355	$380,398
Total	313,153	$324,629	373,355	$380,398
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.
The following table reflects the distributions per share that the Company has declared on its Common Shares during the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024:

			For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
April 30, 2025	April 30, 2025	May 31, 2025	12.87	5,954
May 31, 2025	May 31, 2025	June 30, 2025	10.58	4,937
June 30, 2025	June 30, 2025	July 31, 2025	6.99	3,262
July 31, 2025	July 31, 2025	August 29, 2025	15.09	7,405
August 29, 2025	August 29, 2025	September 30, 2025	10.55	5,212
September 30, 2025	September 30, 2025	October 31, 2025	11.11	5,565
October 31, 2025	October 31, 2025	November 28, 2025	9.59	5,313
November 28, 2025	November 28, 2025	December 31, 2025	10.24	5,729
December 31, 2025	December 31, 2025	January 30, 2026	12.24	7,504
Total			$131.13	$63,499

			For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
June 27, 2024	June 30, 2024	July 31, 2024	$29.73	$6,651
September 30, 2024	September 30, 2024	October 31, 2024	38.26	11,379
October 31, 2024	October 31, 2024	November 29, 2024	11.28	3,629
November 27, 2024	November 29, 2024	December 31, 2024	14.25	4,738
December 31, 2024	December 31, 2024	January 31, 2025	13.13	4,525
Total			$106.65	$30,922

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
During the year ended December 31, 2025, the Adviser earned a Management Fee of $6,608 and waived fees of $6,608. During the period from April 19, 2024 (Commencement of Operations) to December 31, 2024, the Adviser earned a Management Fee of $2,742 and waived fees of $2,742.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2025, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.
The Company is permitted to obtain, and has from time to time obtained, interest-free unsecured short-term borrowings (averaging one to two days) from an affiliate of the Adviser. There were no borrowings outstanding under such arrangements as of December 31, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$1,295,967	$1,303,361	95.6%	$751,121	$759,122	97.4%
Subordinated Debt	743	743	0.1%	—	—	—%
Equity	2,459	942	0.1%	—	—	—%
Money Market Fund	56,856	56,856	4.2%	20,295	20,295	2.6%
Total	$1,356,025	$1,361,902	100.0%	$771,416	$779,417	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$152,163	11.6%	$56,010	7.4%
Diversified Support Services	132,155	10.1%	77,480	10.2%
Construction & Engineering	114,715	8.8%	34,508	4.5%
Application Software	112,126	8.6%	53,495	7.0%
Insurance Brokers	73,174	5.6%	79,933	10.5%
Environmental & Facilities Services	67,565	5.2%	20,561	2.7%
Health Care Services	65,059	5.0%	61,845	8.1%
Asset Management & Custody Banks	49,242	3.8%	5,090	0.7%
Air Freight & Logistics	48,106	3.7%	50,560	6.7%
Specialized Consumer Services	45,702	3.5%	38,449	5.1%
Aerospace & Defense	37,649	2.9%	1,419	0.2%
Health Care Technology	35,850	2.7%	29,234	3.9%
Electrical Components & Equipment	35,545	2.7%	21,954	2.9%
Health Care Supplies	32,358	2.5%	—	—%
Property & Casualty Insurance	29,809	2.3%	29,449	3.9%
Consumer Finance	28,755	2.2%	16,057	2.1%
Interactive Media & Services	22,923	1.8%	2,009	0.3%
Research & Consulting Services	22,586	1.7%	16,941	2.2%
Trading Companies & Distributors	21,726	1.7%	20,930	2.8%
Publishing	20,944	1.6%	21,307	2.8%
Leisure Facilities	19,251	1.5%	—	—%
Education Services	16,666	1.3%	12,448	1.6%
Cargo Ground Transportation	15,015	1.2%	14,482	1.9%
Human Resource & Employment Services	13,824	1.1%	13,991	1.8%
Commercial & Residential Mortgage Finance	12,294	0.9%	6,932	0.9%
Health Care Equipment	10,663	0.8%	11,135	1.5%
Personal Care Products	7,886	0.6%	12,576	1.7%
Internet Services & Infrastructure	7,685	0.6%	—	—%
Highways & Railtracks	5,696	0.4%	—	—%
Diversified Financial Services	5,570	0.4%	5,821	0.8%
Health Care Facilities	5,010	0.4%	5,059	0.7%
Food Distributors	4,520	0.3%	4,646	0.6%
Hotels, Resorts & Cruise Lines	4,462	0.3%	4,493	0.6%
Construction Machinery & Heavy Transportation Equipment	4,192	0.3%	4,167	0.5%
IT Consulting & Other Services	2,610	0.2%	4,343	0.6%
Electronic Equipment & Instruments	970	0.1%	916	0.1%
Real Estate Services	—	—%	2,567	0.3%
Total	$1,305,046	100.0%	$759,122	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Fair Value
The following tables presents information about the Company’s assets measured on a recurring basis as of December 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$1,303,361	$1,303,361
Subordinated Debt	—	—	743	743
Equity	—	—	942	942
Money Market Fund	56,856	—	—	56,856
Total Investments including Money Market Fund	$56,856	$—	$1,305,046	$1,361,902

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$759,122	$759,122
Money Market Fund	20,295	—	—	20,295
Total Investments including Money Market Fund	$20,295	$—	$759,122	$779,417

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following tables are a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value:

	Senior Secured Loans - First Lien	Subordinated debt	Equity	Total
Balance as of January 1, 2025	$759,122	$—	$—	$759,122
Purchases	753,913	678	2,459	757,050
Paid-in-kind interest	3,080	65	—	3,145
Sales and repayments	(213,936)	—	—	(213,936)
Accretion of discount (amortization of premium)	572	—	—	572
Net change in unrealized appreciation (depreciation)	(607)	—	(1,517)	(2,124)
Net realized gain (loss)	1,217	—	—	1,217
Balance as of December 31, 2025	$1,303,361	$743	$942	$1,305,046

Net change in unrealized appreciation (depreciation) of investments held at December 31, 2025	$(2,746)	$—	$(1,517)	$(4,263)

Senior Secured Loans - First Lien
Balance as of April 19, 2024	$—
Purchases	792,156
Paid-in-kind interest	993
Sales and repayments	(43,543)
Accretion of discount (amortization of premium)	930
Net change in unrealized appreciation (depreciation)	8,001
Net realized gain (loss)	585
Balance as of December 31, 2024	$759,122

Net change in unrealized appreciation (depreciation) of investments held at December 31, 2024	$8,001

No securities were transferred into or out of the Level 3 hierarchy during the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table presents additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of December 31, 2025 and December 31, 2024:

Financial Asset	Fair Value at December 31, 2025	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$1,303,361	Yield Analysis	Yield	7.02% - 12.68% (8.47%)	Decrease
			Discount Margin	3.25% - 8.22% (5.07%)	Decrease
			Synthetic Rating Yield Adjustment	0.43% - 2.55% (1.37%)	Decrease
		Current Value Method	EBITDA Multiple	9.50x - 15.08x (11.94x)	Increase
Subordinated Debt	743	Current Value Method	EBITDA Multiple	15.08x	Increase
Equity	942	Current Value Method	Fwd EBITDA Multiple	9.50x	Increase
			LTM EBITDA Multiple	15.08x	Increase
Total	$1,305,046

Financial Asset	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$759,122	Yield Analysis	Yield	8.30% - 12.50% (9.60%)	Decrease
			Discount Margin	0.43% - 3.40% (1.37%)	Decrease
			EBITDA Multiple	7.25x - 25.50x (14.10x)	Increase
Total	$759,122
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
Note 7. Debt Obligations
On April 1, 2024, KKR Enhanced US EVDL Funding LLC ("KKR Funding I"), a wholly-owned subsidiary of the Company, entered into a secured revolving credit facility agreement (as amended, restated, supplemented or otherwise modified from time, the “Citibank Credit Facility”) with Citibank, N.A. ("Citibank"), as lender, to borrow up to

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

$500.0 million. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2027. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2029.

The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of December 31, 2025, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

On October 7, 2024, KKR Funding I entered into Amendment No. 1 to the Citibank Credit Facility, amending the spread from 2.65% to 2.15%. No other material terms were altered as a result of this amendment.

On March 31, 2025, KKR Funding I entered into Amendment No. 2 to the Citibank Credit Facility, amending the spread from 2.15% to 1.85% and increasing the maximum commitment fees from 1.25% to 1.50%. No other material terms were altered as a result of this amendment.

On December 18, 2025, KKR Funding I entered into a commitment adjustment notice (the “Commitment Adjustment Notice”) pursuant to the Citibank Credit Facility. The Commitment Adjustment Notice provides for an increase in Citibank’s commitment by $100.0 million, thereby bringing aggregate commitments of the lenders under the Citibank Credit Facility from $500.0 million to $600.0 million. The accordion feature in the Citibank Credit Facility allows KKR Funding I to increase the total size of the facility to a maximum aggregate commitment of $1.25 billion.

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

On December 18, 2025, KKR Funding II entered into Amendment No. 1 to the BNP Credit Facility increasing the borrowing limit to $300.0 million. No other material terms were altered as a result of this amendment.

The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility and BNP Credit Facility for the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024 were as follows:

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$30,723	$16,660
Unused commitment fees	807	661
Amortization of deferred financing costs	1,488	774
Total interest expense	$33,018	$18,095
Weighted average interest rate	5.6%	6.9%
Average Borrowings Outstanding	493,658	314,719

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of December 31, 2025. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
December 31, 2025	$726,230	$1,975
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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of December 31, 2025, total unfunded commitments and fair value on these credit agreements were $288,831 and $193, respectively.

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

As of December 31, 2025, the Company’s most recent fiscal year end, the following permanent differences have been reclassified (to)/from the following accounts:

Distributable Earnings	Paid-in Capital
$914	$(914)

The tax character of distributions declared for the period ended December 31, 2025 are as follows:

Period Ended	Ordinary Income	Return of Capital	Total
December 31, 2024	$30,252	$670	$30,922
December 31, 2025*	$63,499	$—	$63,499
* The final tax character of any distribution declared in 2025 will be determined in January 2026 and reported to shareholders on IRS Form 1099-DIV in accordance with federal income tax regulations.

As of December 31, 2025, the components of accumulated distributable earnings on a tax basis for the Company are as follows:

Undistributed Ordinary Income	Net Unrealized Appreciation	Other Temporary Differences	Total Accumulated Gains
$—	$4,145	$(34)	$4,111

Net capital losses earned may be carried forward indefinitely and must retain the character of the original loss. As of December 31, 2025, the Company had no non-expiring capital loss carry-forwards.

As of December 31, 2025, the total cost of securities for federal income tax purposes and the aggregate gross unrealized appreciation and depreciation for securities held by the Company are as follows:

Federal Tax Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation
$1,299,876	$94,254	$(90,110)	$4,145

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
(in thousands, except share and per share amounts)

$692 as of December 31, 2025. The Company recorded an income tax benefit of $256 for the year ended December 31, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the year ended December 31, 2025 and the period from the Company's commencement of operations to December 31, 2024:

	For the Year Ended December 31, 2025	For the Period from April 19, 2024 (Commencement of Investment Operations) to December 31, 2024
Common Shares
Per Share Operating Performance(1)
Net asset value, beginning of period	$1,036.06	$1,000.00
Income from investment operations:
Net investment income	128.76	105.18
Net realized and unrealized gains (losses)	(2.16)	37.53
Total investment from operations	126.60	142.71

Distributions from:
Net investment income	(130.90)	(104.97)
Capital gains	(0.23)	(1.68)
Total distributions	(131.13)	(106.65)
Net asset value, end of period	$1,031.53	$1,036.06
Total return(2)	12.22%	14.27%

Ratio to average net assets
Expenses, before waiver	8.06%	10.61% (3)
Expenses, after waiver	6.81%	9.33% (3)
Net investment income, before waiver	10.56%	12.01% (3)
Net investment income, after waiver	11.81%	13.29% (3)
Supplemental data
Net asset value, end of period	$708,152	$386,818
Portfolio turnover rate(2)	21.83%	7.33%
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
(3)Annualized.
Note 11. Segment Reporting
The Chief Executive Officer acts as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment strategy as disclosed in its prospectus, against which the CODM assesses the performance. The financial information provided to and reviewed by the CODM, including the measure of segment profit and segment asset, is presented within the Company’s consolidated financial statements.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Information regarding the Board of Directors as of December 31, 2025 is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation(s) During the Past Five Years	Other Directorships Held by Director During the Past Five Years
Independent Directors
Catherine B. Sidamon-Eristoff	1964	Director	Since 2024	Treasurer and Board Member, C-Change Conversations (non-profit organization), Board Member, FlexPaths LLC (workplace strategy and consulting firm)	KKR US Direct Lending Fund-U Inc.; KKR Asset-Based Income Fund; KKR Asset-Based Finance Fund
James H. Kropp	1949	Director	Since 2024	Director, FS KKR Capital Corp. (since 2018), Director, KKR Real Estate Select Trust Inc. (since 2020), Trustee, AMH (formerly American Homes 4 Rent) (2012-2025), Director, PS Business Parks (1998-2021).	FS KKR Capital Corp.; KKR FS Income Trust; KKR FS Income; Trust Select; KKR US Direct Lending Fund-U Inc.; KKR Asset-Based Income Fund; KKR Asset-Based Finance Fund
Elizabeth J. Sandler	1970	Director	Since 2024	CEO, Echo Juliette LLC (since 2019); NED, essensys PLC (since 2020); Board Member, Scholars of Finance (since 2020).	FS KKR Capital Corp.; KKR FS Income Trust; KKR FS Income Trust Select; KKR US Direct Lending Fund-U Inc.; KKR Asset-Based Income Fund
Interested Directors
Ryan L.G. Wilson	1977	Director and Chair	Since 2024	Managing Director, KKR (since 2006).	KKR US Direct Lending Fund-U Inc.; KKR Asset-Based Income Fund

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

Interested Directors

Ryan L.G. Wilson, an Interested Director, joined KKR Credit Advisors (US) LLC in 2006 and is a Managing Director of KKR, Chief Operating Officer of KKR Private Credit, and Co-Chief Operating Officer of FS KKR Capital Corp (“FSK”). Mr. Wilson served as Corporate Capital Trust’s Chief Operating Officer prior to its merger with FS KKR Capital Corp. and has held various senior roles across KKR Credit Advisors (US) LLC. Prior to KKR, Mr. Wilson was with PricewaterhouseCoopers, serving a variety of clients across industries. Mr. Wilson holds a B.A. in Economics with honors from Wilfrid Laurier University and a MAcc in Accounting from the University of Waterloo. He also is a CFA Charterholder, Chartered Professional Accountant and a Chartered Accountant.

Independent Directors
Catherine B. Sidamon-Eristoff, an Independent Director, is a Board Member of FlexPaths LLC, a workplace strategy and consulting firm. She is Treasurer and a Board Member of C-Change Conversations, a non-profit organization promoting non-partisan dialogue on climate change and energy. Previously, Ms. Sidamon-Eristoff was a Managing Director of Constellation Wealth Advisors from 2007 until its sale in 2015 to First Republic Bank. She started her career in 1987 at Morgan Stanley, spending most of it in Private Wealth Management, first as a fixed income portfolio manager, then as a Managing Director and head of the New York and other offices. She retired in 2005 as an Advisory Director. Ms. Sidamon-Eristoff has served on the boards of numerous non-profit organizations in New York and New Jersey. She holds a B.A. in Political Science from Duke University and an M.B.A. from the Fuqua School of Business at Duke University.

James H. Kropp, an Independent Director, has served on the board of directors for FSK since 2018, served on the board of trustees for KKR FS Income Trust and KKR FS Income Trust Select since 2022 and 2023, respectively, served as an independent director of Corporate Capital Trust, Inc. (“CCT”) from 2011 until the merger of FSK and CCT in 2018, and served as an independent trustee for Corporate Capital Trust II from 2015 until its merger with FS KKR Capital Corp. II (“FSKR”) in 2019. Mr. Kropp was also a member of the board of directors of FSKR until the merger. Mr. Kropp has served as lead independent director of KKR Real Estate Select Trust since its founding in 2021. He has served on the board of directors of USDL since 2023 and on the board of directors of KKR Enhanced US Direct Lending Fund-L Inc. since 2024. Mr. Kropp previously served as chief investment officer of SLKW Investments LLC, a position he held from 2009 until his retirement in 2019 and was chief financial officer of Microproperties LLC from 2012 to 2019. From 1998 to 2021, Mr. Kropp was a director, chair of the Compensation committee, and a member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares were listed on the New York Stock Exchange (“NYSE”), until its acquisition. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent and chairman of its audit committee at its founding in November 2012. Mr. Kropp has served as lead independent director of KKR Real Estate Select Trust since its founding in 2021. Mr. Kropp was also a member of the board of directors of FSKR until the merger. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.

Elizabeth J. Sandler, an Independent Director, has served on the board of directors for FSK since 2019, served on the board of trustees for KKR FS Income Trust and KKR FS Income Trust Select since 2022 and 2023, respectively, and is the founder and has served as the chief executive officer of Echo Juliette, a consultant and adviser on workplace investments spanning executive coaching, employee productivity and physical space, since January 2019. She has served on the board of directors of USDL since 2023 and on the board of directors of KKR Enhanced US Direct Lending Fund-L Inc. since 2024. Prior to founding Echo Juliette, Ms. Sandler served as managing director of The Blackstone Group and Chief Operating Officer of its Blackstone Real Estate Debt Strategies business from September 2016 to August 2018. Prior to joining The Blackstone Group, she worked at Deutsche Bank from November 2000 to August 2016, including serving at different times as a managing director and global chief operating officer of the Risk Division, Structure Finance business and Commercial Real Estate business, among other roles. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler was also a member of the board of directors of FSKR until the merger with Corporate Capital Trust II. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Executive Officers Who are Not Directors

Information regarding our executive officers who are not Directors is as follows as of December 31, 2025:

Name and Year of Birth	Position(s) with Company	Length of Time Served	Principal Occupation(s) During Past Five Years
George Mueller (1983)	President and Chief Executive Officer	Since Inception	Managing Director, KKR Credit Advisors (US) LLC (since 2009).
Thomas Murphy (1966)	Treasurer, Chief Financial Officer and Chief Accounting Officer	Since Inception	Managing Director, (Finance & Accounting), KKR Credit Advisors (US) LLC (since 2012); Chief Financial Officer, KKR Financial Holdings LLC (since 2009).
Michael Nguyen (1982)	Chief Compliance Officer	Since Inception	Director, KKR Credit Advisors (US) LLC (since 2013).
Lori Hoffman (1988)	General Counsel and Secretary	Since Inception	Director, KKR Credit Advisors (US) LLC (since 2020).
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(in thousands, except share amounts)
The following table sets forth, as of March 19, 2026, the beneficial ownership of the Company’s current directors, executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Common Shares, and all of the Company’s executive officers and directors as a group.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2026. Ownership information for those persons who beneficially own 5% or more of the Common Shares is based upon information furnished by the Company’s transfer agent and other information provided by such persons, if available.

Shares Beneficially Owned as of March 19, 2026
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)

More than 5% Owners:

KKR Enhanced US Direct Lending Holdings LP	693,238	100%

Interested Directors
Ryan L.G. Wilson	—	—

Independent Directors
James H. Kropp	—	—
Catherine B. Sidamon-Eristoff	—	—
Elizabeth J. Sandler	—	—

Executive Officers
George Mueller	—	—
Thomas Murphy	—	—
Mike Nguyen	—	—
Lori Hoffman	—	—
____________________
(1)The address for each of the directors and executive officers set forth above is c/o KKR Enhanced US Direct Lending Fund-L Inc., 555 California Street, 50th Floor, San Francisco, California 94104, Attn: General Counsel.
(2)Based on a total of 693,238 shares issued and outstanding as of March 19, 2026.

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

Affiliates

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2025, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

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

Item 14. Principal Accountant Fees and Services
(in thousands, except share amounts)

The Company has appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for year ended December 31, 2025 and the period from the commencement of the Company's operations to December 31, 2024.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the year ended December 31, 2025 and the period from the commencement of the Company's operations to December 31, 2024:

Period	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2025	$550	$50	$35	$—
2024	$635	$42	$28	$—
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

For the year ended December 31, 2025 and the period from the commencement of the Company's operations to December 31, 2024, Deloitte & Touche LLP billed aggregate non-audit fees of $85 and $70, respectively, for services rendered to the Company and the Adviser.

Part IV
Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	70
Consolidated Statements of Operations for the year ended December 31, 2025 and the period from April 19, 2024 (Commencement of Operations) to December 31, 2024	71
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2025 and the period from April 19, 2024 (Commencement of Operations) to December 31, 2024	72
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and the period from April 19, 2024 (Commencement of Operations) to December 31, 2024	73
Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024	74
Notes to Consolidated Financial Statements	97

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust (incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on February 22, 2024)

3.2	Declaration of Trust (incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on February 22, 2024)

3.3	Certificate of Conversion (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on April 19, 2024)

3.4	Certificate of Incorporation (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on April 19, 2024)

3.5	Bylaws (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56639) filed on April 19, 2024)

4.1	Description of Securities*

10.1
Revolving Credit Agreement, dated April 1, 2024, by KKR Enhanced US EVDL Funding LLC, a wholly owned subsidiary of the Company, as the borrower and Citibank N.A. as the lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 14, 2024)

10.2
Amendment No. 1 to the Loan and Servicing Agreement, dated October 7, 2024, by and among KKR Enhanced US EVDL Funding LLC, as borrower, the Company, as collateral manager, Citibank, N.A., as administrative agent and as joint lead arranger, each of the lenders from time to time party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, as collateral custodian and as account bank, and KKR Capital Markets LLC, as joint lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2024)

10.3
Revolving Credit and Security Agreement, dated as of April 11, 2025, by and among KKR Enhanced US EVDL Funding II LLC, as borrower, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent, the Company, as equityholder and servicer, The Bank of New York Mellon Trust Company, National Association, as collateral agent, and BNP Paribas and KKR Capital Markets LLC, as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2025)

10.4
First Amendment to the Revolving Credit and Security Agreement, dated as of December 18, 2025, by and among KKR Funding II, as borrower, the Company, as servicer and as equityholder, BNP, as administrative agent, the lenders from time to time party thereto, and The Bank of New York Mellon Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2025)

10.5
Commitment Adjustment Notice, dated as of December 18, 2025, delivered by KKR Funding I, as borrower (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2025)

14.1	Code of Ethics of the Company*

14.2	Code of Ethics of the Adviser*

19.1	Insider Trading Policy (included in the Code of Ethics of the Company and KKR Credit Advisors (US) LLC)*

21.1	List of Subsidiaries of the Company*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2026.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on March 19, 2026.

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