Form 10-Q
period 2026-03-31
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2026-05-12
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of May 12, 2026 was 699,385. The number of Common Shares outstanding excludes April 30, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

2

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments,at fair value (cost $1,323,621 and $1,299,169, respectively)	$1,312,733	$1,305,046
Cash and cash equivalents	35,730	62,407
Subscription receivable	—	70,000
Interest receivable	6,203	6,861
Other assets	15,534	11,389
Total assets	1,370,200	1,455,703

Liabilities
Credit facility	644,178	726,230
Distribution payable	6,176	7,504
Interest payable	9,243	8,845
Deferred tax liability	502	692
Administration and custody fees payable	446	532
Due to Adviser	73	109
Payable for investments purchased	203	1,304
Directors’ fees payable	37	37
Other accrued expenses	3,738	2,298
Total liabilities	664,596	747,551
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 699,385 and 686,508 shares issued and outstanding, respectively	1	1
Capital in excess of par value	717,197	704,099
Retained earnings (accumulated deficit)	(11,594)	4,052
Net Assets	$705,604	$708,152

Net Asset Value Per Share:
Net asset value, price per share	$1,008.89	$1,031.53

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Investment income
Interest income	$27,919	$19,900
Interest income - PIK	497	583
Other income	1,383	1,226
Total investment income	29,799	21,709

Expenses
Interest expense	9,690	7,480
Management fee	2,182	1,370
Professional fees	493	571
Administration and custody fees	126	86
Directors’ fees	18	18
Other expenses	74	62
Total expenses	12,583	9,587
Less: Fees waived by the Adviser	(2,182)	(1,370)
Net expenses	10,401	8,217

Net investment income	19,398	13,492

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	337	268
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(16,297)	1,718
Benefit (provision) for income taxes	190	—
Net realized and unrealized gains (losses)	(15,770)	1,986

Net increase (decrease) in net assets resulting from operations	$3,628	$15,478

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Increase (decrease) in net assets resulting from operations
Net investment income	$19,398	$13,492
Net realized gains (losses) on investments and foreign currencies	337	268
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(16,297)	1,718
Benefit (provision) for income taxes	190	—
Net increase (decrease) in net assets resulting from operations	3,628	15,478

Distributions to shareholders
Net investment income	(19,274)	(12,618)
Total distributions to shareholders	(19,274)	(12,618)

Shareholder transactions
Subscriptions	13,098	92,935
Increase from shareholder transactions	13,098	92,935

Net increase (decrease) in net assets	(2,548)	95,795

Net assets:
Beginning of period	708,152	386,818
End of period	$705,604	$482,613

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,628	$15,478
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(73,965)	(147,686)
Paid-in-kind interest	(497)	(583)
Proceeds from sale and repayments of investments	50,508	15,717
Net realized gains (losses) on investments and foreign currencies	(337)	(268)
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	16,297	(1,718)
Amortization of deferred financing costs	586	275
Net accretion/amortization of premiums/discounts	(170)	(268)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	658	(90)
(Increase) decrease in other assets	(4,731)	1,954
Increase (decrease) in interest payable	398	549
Increase (decrease) in other accrued expenses	2,039	(56)
Increase (decrease) in deferred tax liability	(190)	—
Increase (decrease) in administration and custody fees payable	(86)	48
Increase (decrease) in payable for investments purchased	(1,101)	(105)
Increase (decrease) in due to Adviser	(36)	114
Net cash provided by (used in) operating activities	(6,999)	(116,639)
Cash flows from financing activities:
Subscription for shares	70,000	65,000
Distributions paid to shareholders	(7,504)	—
Proceeds from credit facility	16,000	96,500
Repayments of credit facility	(97,516)	(45,000)
Deferred financing costs paid	(599)	(5)
Net cash provided by (used in) financing activities	(19,619)	116,495

Effect of exchange rate changes on cash	(59)	36
Net Increase (Decrease) in Cash and Cash Equivalents	(26,677)	(108)
Cash and Cash Equivalents:
Beginning balance	62,407	21,517
Ending balance	$35,730	$21,409
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$8,706	$6,656
Reinvestment of distributions	$13,098	$12,935

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Senior Secured Loans- First Lien - 185.9%
Aerospace & Defense - 5.4%
Horizon CTS Buyer LLC	Revolver 1L 03/25	SOFR +	4.75%		3/29/2032	$5,535	$960	(b)(c)
Horizon CTS Buyer LLC	TL 1L 03/25	SOFR +	4.75%		3/29/2032	7,115	7,096	(b)
Horizon CTS Buyer LLC	TL 1L 11/25	SOFR +	4.75%		3/29/2032	18,451	18,403	(b)
Horizon CTS Buyer LLC	TL 1L DD 03/25	SOFR +	4.75%		3/29/2032	1,346	1,342	(b)
Horizon CTS Buyer LLC	TL 1L DD 11/25	SOFR +	4.75%		3/29/2032	7,688	(20)	(b)(c)
West Star Aviation Inc	Revolver 1L 05/25	SOFR +	4.50%		5/20/2032	1,218	122	(b)(c)
West Star Aviation Inc	TL 1L 05/25	SOFR +	4.50%		5/20/2032	8,662	8,714	(b)
West Star Aviation Inc	TL 1L DD 05/25	SOFR +	4.50%		5/20/2032	1,821	1,406	(b)(c)

Air Freight & Logistics - 6.9%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	1,334	(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,350	7,081	(b)(f)
CSafe Global	TL 1L 03/24 (Incremental)	SOFR +	5.75%		12/14/2028	38,343	38,343	(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,622	1,622	(b)

Application Software - 15.8%
Flexera Software LLC	Revolver 1L 08/25	SOFR +	4.50%		8/16/2032	1,488	(44)	(b)(c)
Flexera Software LLC	TL 1L 08/25	SOFR +	4.50%		8/16/2032	18,343	17,703	(b)
Flexera Software LLC	TL 1L 08/25 EUR	EURIBOR +	4.50%		8/16/2032	5,536	6,174	(b)(g)
Flexera Software LLC	TL 1L 12/25	SOFR +	4.50%		8/16/2032	10,758	10,382	(b)
Follett Software Co	Revolver 1L 04/25	SOFR +	4.50%		8/30/2030	423	—	(b)(c)
Follett Software Co	TL 1L 04/25	SOFR +	4.50%		8/29/2031	4,376	4,376	(b)
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	—	(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.75%	(2.00% PIK)	1/17/2031	6,614	6,614	(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	5,425	5,425	(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	668	—	(b)(c)(d)
Personify Health Inc	TL 1L 11/23	SOFR +	5.75%		11/8/2029	9,438	8,578	(b)
PROS Holdings Inc	Revolver 1L 12/25	SOFR +	4.75%		12/9/2032	436	(2)	(b)(c)
PROS Holdings Inc	TL 1L 12/25	SOFR +	4.75%		12/9/2032	3,757	3,712	(b)
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	19	(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,415	(b)
SAMBA Safety Inc	Revolver 1L 12/25	SOFR +	4.75%		12/20/2032	247	12	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
SAMBA Safety Inc	TL 1L 12/25	SOFR +	4.75%	12/20/2032	2,740	2,685	(b)
SAMBA Safety Inc	TL 1L DD 12/25	SOFR +	4.75%	12/19/2032	333	(7)	(b)(c)
Sphera Solutions Inc	Revolver 1L 09/25	SOFR +	4.50%	9/24/2032	1,637	281	(b)(c)
Sphera Solutions Inc	TL 1L 09/25	SOFR +	4.50%	9/24/2032	12,005	11,423	(b)
Sphera Solutions Inc	TL 1L DD 09/25	SOFR +	4.50%	9/24/2032	2,456	(119)	(b)(c)
Spins LLC	Revolver 1L 02/25	SOFR +	4.75%	1/22/2029	1,052	—	(b)(c)
Spins LLC	TL 1L 02/25 (Restated)	SOFR +	4.75%	1/22/2029	9,201	9,201	(b)
Spins LLC	TL 1L 01/26	SOFR +	4.75%	1/22/2029	5,587	5,549	(b)
Spins LLC	TL 1L DD 02/25 (Restated)	SOFR +	4.75%	1/22/2029	721	721	(b)
Spins LLC	TL 1L DD 02/25 (Amendment #1)	SOFR +	4.75%	1/22/2029	881	880	(b)
Vermont Information Processing Inc	Revolver 1L 12/24	SOFR +	4.75%	1/30/2032	481	(11)	(b)(c)
Vermont Information Processing Inc	TL 1L 01/25	SOFR +	4.75%	1/30/2032	3,816	3,715	(b)
Vermont Information Processing Inc	TL 1L DD 01/25	SOFR +	4.75%	1/30/2032	1,602	(42)	(b)(c)
Vitu	Revolver 1L 01/25	SOFR +	4.50%	1/6/2031	1,894	—	(b)(c)
Vitu	TL 1L 01/25	SOFR +	4.50%	1/6/2032	11,565	11,680	(b)

Asset Management & Custody Banks - 7.0%
Rockefeller Capital Management LP	TL 1L 12/25	SOFR +	4.50%	12/2/2032	49,514	49,296	(b)
Rockefeller Capital Management LP	TL 1L DD 12/25	SOFR +	4.50%	12/2/2032	4,831	(21)	(b)(c)

Cargo Ground Transportation - 2.1%
Heniff Transportation Systems LLC	Revolver 1L 12/19	SOFR +	6.00%	12/3/2026	199	168	(b)(c)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	6.50%	12/3/2026	229	201	(b)
Heniff Transportation Systems LLC	TL 1L 12/19	SOFR +	6.00%	12/3/2026	9,946	8,730	(b)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	4.75%	5/4/2029	287	—	(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	4.75%	5/6/2030	333	336	(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	4.75%	5/6/2030	2,314	2,337	(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	4.75%	5/6/2030	351	354	(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	4.75%	5/4/2030	669	676	(b)
Lazer Logistics Inc	TL 1L DD 12/25 (New)	SOFR +	4.75%	5/4/2030	2,630	1,888	(b)(c)

Commercial & Residential Mortgage Finance - 1.7%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	4.75%	12/5/2030	630	—	(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	4.75%	12/5/2030	9,365	9,459	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Rialto Capital Management LLC	TL 1L 12/25	SOFR +	4.75%		12/5/2030	2,808	2,836	(b)

Construction & Engineering - 16.9%
Frontline Road Safety LLC	Revolver 1L 03/25	SOFR +	4.75%		3/4/2032	4,107	(9)	(b)(c)
Frontline Road Safety LLC	TL 1L 03/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	24,596	24,542	(b)(d)
Frontline Road Safety LLC	TL 1L 12/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	7,526	7,509	(b)(d)
Frontline Road Safety LLC	TL 1L DD 03/25 PIK	SOFR +	2.75%	(2.00% PIK)	3/4/2032	7,217	7,201	(b)(d)
Frontline Road Safety LLC	TL 1L DD 05/25 (Add-on) PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	3,549	3,541	(b)(d)
Frontline Road Safety LLC	TL 1L DD 10/25	SOFR +	4.75%		3/4/2032	12,951	6,614	(b)(c)
Orion Services Group	TL 1L 11/25	SOFR +	4.50%		11/26/2032	6,749	6,685	(b)
Orion Services Group	TL 1L DD 11/25	SOFR +	4.50%		11/26/2032	2,220	423	(b)(c)
Pike Corp	Revolver 1L 12/25	SOFR +	4.50%		12/20/2032	2,442	(43)	(b)(c)
Pike Corp	TL 1L 12/25	SOFR +	4.50%		12/20/2032	16,847	16,553	(b)
Pike Corp	TL 1L DD 12/25	SOFR +	4.50%		12/20/2032	3,662	(64)	(b)(c)
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.00%		6/17/2030	989	373	(b)(c)
Turnpoint Services Inc	TL 1L 06/24 PIK	SOFR +	2.75%	(2.75% PIK)	6/17/2031	8,071	7,885	(b)(d)
Turnpoint Services Inc	TL 1L DD 06/24	SOFR +	5.00%		6/17/2031	1,583	(36)	(b)(c)
Woolpert Inc	Revolver 1L 09/25	SOFR +	4.50%		4/5/2031	4,365	1,266	(b)(c)
Woolpert Inc	TL 1L 09/25	SOFR +	4.50%		4/5/2032	34,020	34,146	(b)
Woolpert Inc	TL 1L DD 09/25	SOFR +	4.50%		4/5/2032	8,730	2,913	(b)(c)

Construction Machinery & Heavy Transportation Equipment - 0.6%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%		10/30/2029	4,227	4,181	(b)

Consumer Finance - 4.4%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.75%		8/18/2031	1,209	793	(b)(c)
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.75%		11/17/2031	4,989	5,012	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.75%		11/17/2031	5,987	6,015	(b)
Homrich & Berg Inc	TL 1L DD 01/26	SOFR +	4.50%		11/17/2031	6,399	889	(b)(c)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%		8/29/2031	1,439	533	(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%		8/29/2031	4,641	4,688	(b)
MAI Capital Management LLC	TL 1L DD 06/25	SOFR +	4.75%		8/29/2031	4,893	3,334	(b)(c)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%		8/29/2031	2,728	2,755	(b)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	4.25%		10/2/2028	131	—	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	4.25%		10/2/2028	592	592	(b)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	4.25%		10/2/2028	4,873	4,873	(b)
Wealth Enhancement Group LLC	TL 1L DD 08/25 (Add-on & Reprice)	SOFR +	4.50%		10/2/2028	1,317	—	(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	4.25%		10/2/2028	2,899	1,889	(b)(c)

Diversified Financial Services - 0.8%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%		4/3/2030	5,394	5,394	(b)

Diversified Support Services - 16.6%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%		10/24/2029	1,037	476	(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%		10/24/2030	13,476	13,611	(b)
Apex Service Partners LLC	DDTL 1L 09/24 (Replacement)	SOFR +	5.00%		10/24/2030	3,091	3,122	(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%		10/24/2030	8,218	8,300	(b)
Apex Service Partners LLC	TL 1L DD 11/25	SOFR +	4.75%		10/24/2030	5,793	677	(b)(c)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	4.50%		11/22/2028	311	—	(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	4.50%		11/21/2029	2,585	2,585	(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	4.50%		11/21/2029	724	724	(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	4.50%		11/22/2029	1,859	1,859	(b)
Magna Legal Services LLC	TL 1L DD 02/26	SOFR +	4.50%		11/22/2029	4,375	—	(b)(c)
Service Express Inc	Revolver 1L 12/25 (Incremental)	SOFR +	4.50%		12/23/2032	7,358	(47)	(b)(c)
Service Express Inc	TL 1L 12/25 (Incremental)	SOFR +	4.50%		12/23/2032	31,511	31,309	(b)
Service Express Inc	TL 1L A 12/25	SOFR +	4.50%		12/23/2032	20,436	20,305	(b)
Service Express Inc	TL 1L B 12/25	SOFR +	4.50%		12/23/2032	60	60	(b)
Service Express Inc	TL 1L DD 12/25 (Incremental)	SOFR +	4.50%		12/23/2032	6,118	(39)	(b)(c)
Service Logic LLC	Revolver 1L 12/25	SOFR +	4.50%		12/16/2032	2,189	622	(b)(c)
Service Logic LLC	TL 1L 12/25 PIK	SOFR +	2.50%	(2.25% PIK)	12/16/2032	15,961	15,811	(b)(d)
Service Logic LLC	TL 1L DD 12/25	SOFR +	4.50%		12/16/2032	4,378	(41)	(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%		9/10/2031	2,483	2,157	(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%		9/10/2031	14,454	14,743	(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%		9/10/2031	858	608	(b)(c)

Education Services - 2.4%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%		5/1/2030	1,767	(22)	(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%		5/1/2031	11,334	11,191	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%	5/1/2031	2,979	2,942	(b)
Learning Experience Corp/The	Revolver 1L 07/25	SOFR +	4.75%	7/1/2032	685	—	(b)(c)
Learning Experience Corp/The	TL 1L 07/25	SOFR +	4.75%	7/1/2032	3,112	3,130	(b)

Electrical Components & Equipment - 4.9%
Clarience Technologies LLC	Revolver 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2031	3,238	(32)	(b)(c)
Clarience Technologies LLC	TL 1L 06/25 (2025 Incremental)	SOFR +	4.75%	2/13/2032	673	666	(b)
Clarience Technologies LLC	TL 1L 06/25 (2025 Replacement)	SOFR +	4.75%	2/13/2032	31,402	31,088	(b)
Clarience Technologies LLC	TL 1L DD-A 06/25	SOFR +	4.75%	2/13/2032	677	670	(b)
Clarience Technologies LLC	TL 1L DD-B 06/25	SOFR +	4.75%	2/13/2032	6,511	2,508	(b)(c)
Clarience Technologies LLC	TL 1L DD-C 06/25	SOFR +	4.75%	2/13/2032	3,238	(32)	(b)(c)

Electronic Equipment & Instruments - 0.1%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%	8/13/2029	393	388	(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%	8/13/2029	490	560	(b)(g)
Excelitas Technologies Corp	TL 1L DD 05/24	SOFR +	5.25%	8/13/2029	4,972	(60)	(b)(c)

Environmental & Facilities Services - 9.9%
Arcwood Environmental (fka Heritage Environmental Services Inc)	Revolver 1L 01/24	SOFR +	5.25%	1/31/2030	1,074	—	(b)(c)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 01/24	SOFR +	5.25%	1/31/2031	6,551	6,551	(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/24	SOFR +	5.00%	1/31/2031	1,760	1,760	(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L 09/25	SOFR +	5.00%	1/31/2031	1,404	1,404	(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/24	SOFR +	5.00%	1/31/2031	941	941	(b)
Arcwood Environmental (fka Heritage Environmental Services Inc)	TL 1L DD 09/25	SOFR +	5.00%	1/31/2031	1,260	1,260	(b)
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	4.75%	8/27/2031	1,893	—	(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	4.75%	8/27/2031	11,216	11,328	(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	4.75%	8/27/2031	2,839	28	(b)(c)
Denali Water Solutions LLC	Revolver 1L 11/25	SOFR +	4.75%	11/19/2032	4,474	2,066	(b)(c)
Denali Water Solutions LLC	TL 1L 03/26 (Add-on)	SOFR +	4.75%	11/19/2032	1,168	1,162	(b)
Denali Water Solutions LLC	TL 1L 11/25	SOFR +	4.75%	11/19/2032	24,608	24,485	(b)
Denali Water Solutions LLC	TL 1L DD 03/26 (Add-on)	SOFR +	4.75%	11/19/2032	1,168	(6)	(b)(c)
Resa Power LLC	Revolver 1L 04/25	SOFR +	4.75%	4/28/2032	1,501	—	(b)(c)
Resa Power LLC	Revolver 1L 04/25 (CAD Multi Currency)	SOFR +	4.75%	4/28/2032	188	—	(b)(c)
Resa Power LLC	TL 1L 04/25	SOFR +	4.75%	4/28/2032	13,620	13,756	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Resa Power LLC	TL 1L DD 04/25	SOFR +	4.75%		4/28/2032	1,926	19	(b)(c)
Xylem Kendall	Revolver 1L 06/25	SOFR +	5.87%		4/22/2030	706	511	(b)(c)
Xylem Kendall	TL 1L 06/25	SOFR +	5.75%		4/22/2030	3,404	3,378	(b)
Xylem Kendall	TL 1L DD 06/25 (7th Amendment)	SOFR +	5.75%		4/22/2030	5,137	947	(b)(c)
Xylem Kendall	TL 1L DD-A 06/25 (6th Amendment)	SOFR +	5.75%		4/22/2030	208	206	(b)

Food Distributors - 0.7%
Lipari Foods LLC	TL 1L 10/22	SOFR +	6.50%		10/31/2028	4,120	4,119	(b)
Lipari Foods LLC	TL 1L DD 10/22	SOFR +	6.50%		10/31/2028	530	530	(b)

Health Care Equipment - 1.5%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.40%		2/28/2030	1,449	112	(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.40%		2/28/2031	10,364	9,784	(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.40%		2/28/2031	958	904	(b)

Health Care Facilities - 0.7%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.25%		5/7/2026	44	17	(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.25%		5/7/2027	456	456	(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.25%		5/7/2027	20	20	(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.25%		5/7/2027	94	94	(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,421	4,303	(b)

Health Care Services - 9.2%
Affordable Care Inc	TL 1L 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	3,376	2,437	(b)(d)(i)
Affordable Care Inc	TL 1L DD 08/21 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	912	658	(b)(d)(i)
Affordable Care Inc	TL 1L DD 08/23 PIK	SOFR +	2.75%	(3.25% PIK)	8/2/2028	989	714	(b)(d)(i)
AVE Holdings I Corp	TL 1L 02/22	SOFR +	5.50%		2/25/2028	3,793	3,610	(b)
AVE Holdings I Corp	TL 1L DD 11/22	SOFR +	5.50%		2/25/2028	311	296	(b)
Dental Care Alliance Inc	TL 1L 02/22 (Add-on)	SOFR +	6.40%		4/3/2028	411	352	(b)(i)
Dental Care Alliance Inc	TL 1L 03/21	SOFR +	8.40%		4/3/2028	3,760	3,221	(b)(i)
Dental Care Alliance Inc	TL 1L DD 02/22 (Add-on)	SOFR +	8.40%		4/3/2028	205	175	(b)(i)
Dental Care Alliance Inc	TL 1L DD 12/22	SOFR +	8.50%		4/3/2028	3,178	2,722	(b)(i)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	44	(b)(c)
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,648	15,783	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	3,230	3,258	(b)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,266	2,286	(b)
MB2 Dental Solutions LLC	TL 1L DD-3 03/26	SOFR +	6.00%		3/13/2031	9,845	85	(b)(c)
Premise Health Holding Corp	Revolver 1L 11/25	SOFR +	4.75%		11/6/2031	297	(2)	(b)(c)
Premise Health Holding Corp	TL 1L 11/25	SOFR +	4.75%		11/8/2032	3,006	2,982	(b)
Premise Health Holding Corp	TL 1L 03/26	SOFR +	4.75%		11/8/2032	531	527	(b)
Premise Health Holding Corp	TL 1L DD 11/25	SOFR +	4.75%		11/8/2032	1,271	752	(b)(c)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,354	25,354	(b)

Health Care Supplies - 4.5%
PCI Pharma Services	Revolver 1L 07/25	SOFR +	5.00%		10/15/2032	5,220	(52)	(b)(c)(h)
PCI Pharma Services	TL 1L 07/25	SOFR +	5.00%		10/15/2032	29,286	28,993	(b)(h)
PCI Pharma Services	TL 1L DD 07/25 (Alternative Currency)	SOFR +	5.00%		10/15/2032	2,687	2,639	(b)(h)
PCI Pharma Services	TL 1L DD 07/25 (Initial Dollar)	SOFR +	5.00%		10/15/2032	4,669	(47)	(b)(c)(h)
PCI Pharma Services	TL 1L DD 07/25 (Special Interest)	SOFR +	5.00%		10/15/2032	672	349	(b)(c)(h)
PCI Pharma Services	TL 1L DD-1 10/25	SOFR +	5.00%		10/15/2032	5,303	(53)	(b)(c)(h)
PCI Pharma Services	TL 1L DD-2 10/25	SOFR +	5.00%		10/15/2032	5,174	(52)	(b)(c)(h)

Health Care Technology - 5.0%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	(55)	(b)(c)
Netsmart Technologies Inc	TL 1L 08/24 PIK	SOFR +	2.75%	(2.45% PIK)	8/25/2031	30,194	29,774	(b)(d)
Netsmart Technologies Inc	TL 1L 11/25 (Incremental) PIK	SOFR +	2.05%	(2.70% PIK)	8/25/2031	5,898	5,816	(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24 PIK	SOFR +	2.50%	(2.45% PIK)	8/25/2031	3,871	(54)	(b)(c)(d)

Highways & Railtracks - 0.8%
Eagle Railcar Services Roscoe Inc	Revolver 1L 06/25	SOFR +	4.50%		6/14/2032	1,062	(2)	(b)(c)
Eagle Railcar Services Roscoe Inc	TL 1L 06/25	SOFR +	4.50%		6/14/2032	5,634	5,623	(b)
Eagle Railcar Services Roscoe Inc	TL 1L DD 06/25	SOFR +	4.50%		6/14/2032	1,180	(2)	(b)(c)

Hotels, Resorts & Cruise Lines - 0.7%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%		11/5/2029	562	191	(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%		11/5/2029	4,393	4,393	(b)
Highgate Hotels Inc	TL 1L DD 12/25	SOFR +	5.50%		11/5/2029	2,877	29	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Human Resource & Employment Services - 2.0%
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%	9/22/2028	4,823	—	(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%	9/22/2028	6,435	6,435	(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-On)	SOFR +	6.00%	8/17/2027	3,513	3,513	(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,688	2,688	(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,038	1,038	(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	87	87	(b)

Insurance Brokers - 12.0%
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	4.50%	12/20/2029	538	150	(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	4.50%	12/20/2030	2,458	2,450	(b)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	4.50%	12/20/2030	4,603	2,844	(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	4.50%	12/20/2030	2,338	2,330	(b)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	4.75%	10/29/2029	1,127	211	(b)(c)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	4.75%	10/29/2030	19	19	(b)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	4.75%	10/29/2030	4,082	4,082	(b)
Foundation Risk Partners Corp	TL 1L DD 02/25	SOFR +	4.75%	10/29/2030	3,355	2,347	(b)(c)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	4.75%	10/29/2030	9	9	(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	4.75%	10/29/2030	2,974	2,974	(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	4.75%	10/29/2030	292	292	(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	4.75%	10/29/2030	3,073	3,073	(b)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	2,023	769	(b)(c)
Galway Partners Holdings LLC	TL 1L B 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	21,154	21,154	(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	1,065	1,065	(b)
Galway Partners Holdings LLC	TL 1L DD 07/24	SOFR +	4.50%	9/29/2028	1,499	1,499	(b)
Galway Partners Holdings LLC	TL 1L DD 02/26	SOFR +	4.50%	9/29/2028	5,771	—	(b)(c)
Higginbotham Insurance Agency Inc	TL 1L 12/25	SOFR +	4.50%	6/11/2031	19,924	19,825	(b)
Higginbotham Insurance Agency Inc	TL 1L DD-A 12/25	SOFR +	4.50%	6/11/2031	1,021	(5)	(b)(c)
Higginbotham Insurance Agency Inc	TL 1L DD-B 12/25	SOFR +	4.50%	6/11/2031	2,386	(12)	(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/25/2028	1,158	—	(b)(c)
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%	8/25/2028	19,282	19,282	(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%	8/25/2028	3,984	—	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Interactive Media & Services - 3.2%
BGB Group LLC	Revolver 1L 12/25	SOFR +	5.25%		2/16/2030	2,638	—	(b)(c)
BGB Group LLC	TL 1L 12/25	SOFR +	5.25%		2/16/2030	21,167	21,167	(b)
BGB Group LLC	TL 1L DD 12/25	SOFR +	5.25%		2/16/2030	1,759	—	(b)(c)
Lionbridge Technologies Inc	TL 1L 01/26 (First Out) PIK	SOFR +	3.00%	(2.00% PIK)	5/29/2031	1,076	1,076	(b)(d)
Lionbridge Technologies Inc	TL 1L 01/26 (Second Out) PIK	SOFR +	6.00%	PIK	5/29/2031	1,301	558	(b)(d)(i)
Lionbridge Technologies Inc	TL 1L DD 02/26 PIK	SOFR +	3.00%	(2.00% PIK)	5/29/2031	120	—	(b)(c)(d)

Internet Services & Infrastructure - 1.1%
Com Laude Group Ltd	Revolver 1L 12/25	SOFR +	5.00%		12/30/2032	606	(10)	(b)(c)(h)
Com Laude Group Ltd	TL 1L 12/25	SOFR +	5.00%		12/30/2032	7,712	7,532	(b)(h)
Com Laude Group Ltd	TL 1L DD 12/25	SOFR +	5.00%		12/30/2032	1,516	(35)	(b)(c)(h)

IT Consulting & Other Services - 0.3%
New Era Technology LLC	TL 1L 08/25 PIK	SOFR +	6.25%	PIK	6/30/2030	1,859	1,859	(b)(d)

Leisure Facilities - 2.7%
ClubCorp Club Operations Inc	Revolver 1L 07/25	SOFR +	5.00%		7/10/2031	2,093	(10)	(b)(c)
ClubCorp Club Operations Inc	TL 1L B 07/25	SOFR +	4.75%		7/9/2032	19,158	19,068	(b)
ClubCorp Club Operations Inc	TL 1L B-DD 07/25	SOFR +	5.00%		7/9/2032	1,256	(6)	(b)(c)

Personal Care Products - 1.1%
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	TL 1L 11/20	SOFR +	6.25%		11/30/2027	7,766	7,766	(b)

Property & Casualty Insurance - 4.0%
Alacrity Solutions Group LLC	Revolver 1L 02/25	SOFR +	5.25%		2/28/2030	340	—	(b)(c)
Alacrity Solutions Group LLC	TL 1L 02/25 (Takeback) PIK	SOFR +	1.00%	(5.25% PIK)	2/28/2030	731	731	(b)(d)
Alacrity Solutions Group LLC	TL 1L DD 02/25 (Exit)	SOFR +	5.25%		2/28/2030	452	—	(b)(c)
J S Held LLC	Revolver 1L 10/24	SOFR +	4.75%		6/1/2028	1,444	722	(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	4.75%		6/1/2028	24,742	24,742	(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	4.75%		6/1/2028	4,160	2,306	(b)(c)

Research & Consulting Services - 3.2%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%		8/31/2028	5,867	5,844	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
BDO USA PA	TL 1L 11/25	SOFR +	4.50%		8/31/2028	899	896	(b)
Hibu Inc	TL 1L 04/25 (Add-on)	SOFR +	6.25%		5/4/2027	5,492	5,547	(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%		5/4/2027	1,002	1,002	(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%		5/4/2027	2,012	2,012	(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%		5/4/2027	6,901	6,970	(b)

Specialized Consumer Services - 6.6%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/25	SOFR +	4.25%		12/1/2028	422	—	(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/25	SOFR +	4.25%		12/1/2029	5,764	5,822	(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%		8/22/2030	2,871	1,493	(b)(c)
Legends Hospitality LLC	TL 1L 08/24 PIK	SOFR +	2.75%	(2.75% PIK)	8/22/2031	25,098	24,973	(b)(d)
Legends Hospitality LLC	TL 1L DD 08/24	SOFR +	5.00%		8/22/2031	1,427	1,420	(b)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%		7/25/2028	1,699	1,708	(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%		7/25/2028	2,587	2,601	(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%		7/25/2028	7,733	7,733	(b)
Spotless Brands LLC	TL 1L DDTL 09/25	SOFR +	5.00%		7/25/2028	3,553	632	(b)(c)

Specialty Chemicals - 2.9%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	5.00%		6/13/2031	3,054	—	(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	5.00%		6/13/2031	18,265	18,270	(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	5.00%		6/13/2031	3,054	2,169	(b)(c)

Systems Software - 23.4%
Bonterra LLC	Revolver 1L 03/25	SOFR +	4.75%		3/5/2032	3,328	845	(b)(c)
Bonterra LLC	TL 1L 03/25	SOFR +	4.75%		3/5/2032	30,551	30,013	(b)
Bonterra LLC	TL 1L DD 03/25	SOFR +	4.75%		3/5/2032	3,328	3,269	(b)
Bonterra LLC	TL 1L DD 10/25	SOFR +	5.00%		3/5/2032	24,423	12,026	(b)(c)
Conservice LLC	Revolver 1L 02/26	SOFR +	4.50%		2/25/2033	1,336	(7)	(b)(c)
Conservice LLC	TL 1L 02/26	SOFR +	4.50%		2/25/2033	9,812	9,664	(b)
GE Digital LLC	Revolver 1L 03/26 (Closing Date)	SOFR +	4.75%		3/2/2033	227	—	(b)(c)
GE Digital LLC	TL 1L 03/26 (Closing Date Acquisition)	SOFR +	4.75%		3/2/2033	578	576	(b)
GE Digital LLC	TL 1L 03/26 (Specified Acquisition)	SOFR +	4.75%		3/2/2033	702	699	(b)
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%		3/9/2029	4,372	4,139	(b)
Jeppesen Holdings LLC	Revolver 1L 10/25	SOFR +	4.75%		10/31/2032	1,434	(45)	(b)(c)(h)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Jeppesen Holdings LLC	TL 1L 10/25	SOFR +	4.75%		10/31/2032	27,664	27,064	(b)(h)
Med-Metrix	Revolver 1L 07/25	SOFR +	4.50%		7/21/2032	3,099	—	(b)(c)
Med-Metrix	TL 1L 07/25	SOFR +	4.50%		7/21/2032	17,509	17,369	(b)
Med-Metrix	TL 1L DD 07/25	SOFR +	4.50%		7/21/2032	7,283	(20)	(b)(c)
OEConnection LLC	Revolver 1L 04/24	SOFR +	4.50%		12/23/2032	2,679	(33)	(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	4.50%		12/23/2032	25,780	25,202	(b)
OEConnection LLC	TL 1L DD 12/24	SOFR +	4.50%		12/23/2032	3,196	(72)	(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	4.75%		11/21/2031	2,339	(8)	(b)(c)(h)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	4.75%		11/21/2031	8,374	10,935	(b)(f)(h)
Veriforce LLC	TL 1L 11/24 USD	SOFR +	4.75%		11/21/2031	24,488	24,160	(b)(h)
Veriforce LLC	TL 1L DD 09/25	SOFR +	4.50%		11/21/2031	4,256	(114)	(b)(c)(h)
Veriforce LLC	TL 1L DD-2 11/24 USD	SOFR +	4.75%		11/21/2031	1,295	(17)	(b)(c)(h)

Trading Companies & Distributors - 4.8%
NEFCO Corp	Revolver 1L 01/26	SOFR +	4.50%		1/13/2033	1,783	352	(b)(c)
NEFCO Corp	TL 1L 01/26	SOFR +	4.50%		1/13/2033	12,479	12,448	(b)
NEFCO Corp	TL 1L DD 01/26	SOFR +	4.50%		1/13/2033	2,674	(7)	(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	5.50%		4/1/2029	384	88	(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	5.50%		4/1/2029	4,950	4,925	(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	5.50%		4/1/2029	16,444	16,362	(b)

Total Senior Secured Loans - First Lien (Cost $1,320,397)							$1,311,638

Subordinated Debt - 0.1%
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	TL Mezz 02/25 PIK	SOFR +	8.00%	PIK	2/28/2030	765	$642	(b)(d)

Total Subordinated Debt (Cost $765)							$642

Equity - 0.1%
Interactive Media & Services - 0.0%
Lionbridge Technologies Inc	Lionbridge Common Equity					1,195	—	(b)
Lionbridge Technologies Inc	Preferred Stock (Series C)					298,804	—	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes

IT Consulting & Other Services - 0.1%
New Era Technology LLC	Common Stock (Takeback)					1,675	—	(b)
New Era Technology LLC	Preferred Stock					1,675	435	(b)

Property & Casualty Insurance - 0.0%
Alacrity Solutions Group LLC	Common Stock					423	—	(b)
Alacrity Solutions Group LLC	Perp (Pref Equity) PIK	SOFR +	8.00%	PIK		452	18	(b)(d)(i)
Total Equity (Cost $2,459)							$453

TOTAL INVESTMENTS (Cost $1,323,621) – 186.1%							$1,312,733

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 2.4%
U.S. Government Securities - 2.4%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	920,701	$921	(e)
Goldman Sachs Financial Square Government Fund	Institutional Shares	6,657,861	6,658	(k)
State Street Institutional U.S. Government Money Market Fund	Opportunity Class	9,627,749	9,628	(j)
TOTAL MONEY MARKET FUND (Cost $17,207) - 2.4%			$17,207

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $1,340,828) - 188.5%			$1,329,940
LIABILITIES EXCEEDING OTHER ASSETS, NET - (88.5%)			(624,336)
NET ASSETS – 100.0%			$705,604

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of March 31, 2026 was 3.7%.
SONIA	Sterling Overnight Index Average as of March 31, 2026 was 3.7%.
EURIBOR	Euro Interbank Offered Rate as of March 31, 2026 was 2.1%.
(a)	Not used.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of March 31, 2026 was 3.3%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of March 31, 2026, 92.6% of the Company's total assets represented qualifying assets.

(i)	Asset is on non-accrual status.
(j)	The money market fund’s average 7-day yield as of March 31, 2026 was 3.5%.
(k)	The money market fund’s average 7-day yield as of March 31, 2026 was 3.6%.

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

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.
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

For the three months ended March 31, 2026, there have been no significant changes to the Company’s fair value methodologies.

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

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $502 as of March 31, 2026. The Company recorded a benefit for income taxes of $190 and nil for the three months ended March 31, 2026 and March 31, 2025, respectively.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 3. Shareholder Transactions
The Company expects to conduct a continuous private offering of its Common Shares (the “Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of its organizational documents.
At March 31, 2026, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Subscriptions(1)	Share	Amount	Share	Amount
Common Shares Sold	12,877	$13,098	89,174	$92,935
Total	12,877	$13,098	89,174	$92,935
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.

The following table reflects the distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2026 and March 31, 2025:

			For the Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 30, 2026	January 30, 2026	February 27, 2026	$10.04	$6,895
February 27, 2026	February 27, 2026	March 31, 2026	9.03	6,202
March 31, 2026	March 31, 2026	April 30, 2026	8.91	6,177
Total			$27.98	$19,274

			For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
Total			$31.87	$12,618
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
During the three months ended March 31, 2026 and March 31, 2025, the Adviser earned a Management Fee of $2,182 and $1,370, respectively, and waived fees of $2,182 and $1,370, respectively.
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
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2026, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.
The Company is permitted to obtain, and has from time to time obtained, interest-free unsecured short-term borrowings (averaging one to two days) from an affiliate of the Adviser. There were no borrowings outstanding under such arrangements as of March 31, 2026.
Note 5. Investment Portfolio
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)			December 31, 2025
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	1,320,397	1,311,638	98.6%	1,295,967	1,303,361	95.6%
Subordinated Debt	765	642	0.1%	743	743	0.1%
Equity	2,459	453	0.0%	2,459	942	0.1%
Money Market Fund	17,207	17,207	1.3%	56,856	56,856	4.2%
Total	1,340,828	1,329,940	100.0%	1,356,025	1,361,902	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$165,645	12.5%	$152,163	11.6%
Construction & Engineering	119,499	9.1%	114,715	8.8%
Diversified Support Services	116,842	8.9%	132,155	10.1%
Application Software	111,320	8.5%	112,126	8.6%
Insurance Brokers	84,358	6.4%	73,174	5.6%
Environmental & Facilities Services	69,796	5.3%	67,565	5.2%
Health Care Services	65,254	5.0%	65,059	5.0%
Asset Management & Custody Banks	49,275	3.8%	49,242	3.8%
Air Freight & Logistics	48,380	3.7%	48,106	3.7%
Specialized Consumer Services	46,382	3.5%	45,702	3.5%
Aerospace & Defense	38,023	2.9%	37,649	2.9%
Electrical Components & Equipment	34,868	2.7%	35,545	2.7%
Health Care Technology	35,481	2.7%	35,850	2.7%
Trading Companies & Distributors	34,168	2.6%	21,726	1.7%
Health Care Supplies	31,777	2.4%	32,358	2.5%
Consumer Finance	31,373	2.4%	28,755	2.2%
Property & Casualty Insurance	29,161	2.2%	29,809	2.3%
Interactive Media & Services	22,801	1.7%	22,923	1.8%
Research & Consulting Services	22,271	1.7%	22,586	1.7%
Specialty Chemicals	20,439	1.6%	20,580	1.6%
Leisure Facilities	19,052	1.5%	19,251	1.5%
Education Services	17,241	1.3%	16,666	1.3%
Cargo Ground Transportation	14,690	1.1%	15,015	1.2%
Human Resource & Employment Services	13,761	1.0%	13,824	1.1%
Commercial & Residential Mortgage Finance	12,295	0.9%	12,294	0.9%
Health Care Equipment	10,800	0.8%	10,663	0.8%
Internet Services & Infrastructure	7,487	0.6%	7,685	0.6%
Personal Care Products	7,766	0.6%	7,886	0.6%
Health Care Facilities	4,890	0.4%	5,010	0.4%
Food Distributors	4,649	0.4%	4,520	0.3%
Highways & Railtracks	5,619	0.4%	5,696	0.4%
Diversified Financial Services	5,394	0.4%	5,570	0.4%
Hotels, Resorts & Cruise Lines	4,613	0.4%	4,462	0.3%
Construction Machinery & Heavy Transportation Equipment	4,181	0.3%	4,192	0.3%
IT Consulting & Other Services	2,294	0.2%	2,610	0.2%
Electronic Equipment & Instruments	888	0.1%	970	0.1%
Publishing	—	—%	20,944	1.6%
Total	$1,312,733	100.0%	$1,305,046	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Fair Value
The following tables present information about the Company’s assets measured on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

	March 31, 2026 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$1,311,638	$1,311,638
Subordinated Debt	—	—	642	642
Equity	—	—	453	453
Money Market Fund	17,207	—	—	17,207
Total Investments including Money Market Fund	$17,207	$—	$1,312,733	$1,329,940

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$1,303,361	$1,303,361
Subordinated Debt	—	—	743	743
Equity	—	—	942	942
Money Market Fund	56,856	—	—	56,856
Total Investments including Money Market Fund	$56,856	$—	$1,305,046	$1,361,902

The following tables are a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value as of March 31, 2026 and March 31, 2025:

	Senior Secured Loans - First Lien	Subordinated debt	Equity	Total
Balance as of January 1, 2026	$1,303,361	$743	$942	$1,305,046
Purchases	73,965	—	—	73,965
Paid-in-kind interest	475	22	—	497
Sales and repayments	(50,508)	—	—	(50,508)
Accretion of discount (amortization of premium)	170	—	—	170
Net change in unrealized appreciation (depreciation)	(16,153)	(123)	(489)	(16,765)
Net realized gain (loss)	328	—	—	328
Balance as of March 31, 2026	$1,311,638	$642	$453	$1,312,733

Net unrealized appreciation (depreciation) of investments held at March 31, 2026	$(16,389)	$(123)	$(489)	$(17,001)

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
No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2026 and March 31, 2025.

The following tables present additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of March 31, 2026 and December 31, 2025:

Financial Asset	Fair Value at March 31, 2026	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$1,311,638	Yield Analysis	Yield	7.24% - 27.50% (8.75%)	Decrease
			Discount Margin	4.02% - 8.81% (5.26%)	Decrease
			Synthetic Rating Yield Adjustment	0.43% - 2.55% (1.31%)	Decrease
		Current Value Method	LTM EBITDA Multiple	5.25x - 9.50x (8.57x)	Increase
			NTM EBITDA Multiple	7.00x	Increase
Subordinated Debt	642	Current Value Method	NTM EBITDA Multiple	7.00x	Increase
Equity	453	Current Value Method	LTM EBITDA Multiple	5.25x - 9.50x (9.50x)	Increase
			NTM EBITDA Multiple	7.00x	Increase
Total	$1,312,733

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
Note 7. Debt Obligations
On April 1, 2024, KKR Enhanced US EVDL Funding LLC, a wholly owned subsidiary of the Company, entered into a secured revolving credit facility agreement (as amended, restated, supplemented or otherwise modified from time, the “Citibank Credit Facility”) with Citibank, N.A., as lender, to borrow up to $600.0 million, with options to increase the financing commitment up to $1.25 billion. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2028. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2030.
The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of March 31, 2026, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.
On April 11, 2025, KKR Enhanced US EvDL Funding II LLC ("KKR Funding II"), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (as amended, restated, supplemented or otherwise modified from time, the "BNP Credit Facility") with BNP Paribas, as administrative agent, to borrow up to $300.0 million. The revolving period during which KKR Funding II is permitted to borrow, repay and re-borrow advances will terminate on April 11, 2028. Any

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

amounts borrowed under the BNP Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 11, 2030.
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
The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility and BNP Credit Facility for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Stated interest expense	$8,779	$7,121
Unused commitment fees	325	84
Amortization of deferred financing costs	586	275
Total interest expense	$9,690	$7,480
Weighted average interest rate	5.5%	6.5%
Average Borrowings Outstanding	$651,226	$444,147
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as of March 31, 2026. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility and BNP Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
March 31, 2026	$644,178	$2,095
__________
(1)Asset covered per $1,000 of debt is calculated by subtracting the Company’s liabilities and indebtedness not representing senior securities from the Company’s total assets, dividing the result by the aggregate amount of the Company’s senior securities representing indebtedness then outstanding, and multiplying the result by 1,000.
Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of March 31, 2026, total unfunded commitments and fair value on these credit agreements were $281,599 and $(1,954), respectively.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Common Shares
Per Share Operating Performance(1)
Net asset value, beginning of period	$1,031.53	$1,036.06
Income from investment operations:
Net investment income	28.16	33.92
Net realized and unrealized gains (losses)	(22.82)	5.31
Total investment from operations	5.34	39.23

Distributions from:
Net investment income	(27.98)	(31.87)
Total distributions	(27.98)	(31.87)
Net asset value, end of period	$1,008.89	$1,043.42
Total return(2)	0.52%	3.79%

Ratio to average net assets
Expenses, before waiver(3)	7.20%	9.42%
Expenses, after waiver(3)	5.95%	8.07%
Net investment income, before waiver(3)	9.85%	11.02%
Net investment income, after waiver(3)	11.10%	12.37%
Supplemental data
Net asset value, end of period	$705,604	$482,613
Portfolio turnover rate(2)	3.82%	1.86%
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
(3)Annualized.
Note 10. Segment Reporting
The Chief Executive Officer acts as the Company’s Chief Operating Decision Maker ("CODM") and is responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment strategy as disclosed in its prospectus, against which the CODM assesses the performance. The financial information provided to and reviewed by the CODM, including the measure of segment profit and segment asset, is presented within the Company’s consolidated financial statements.

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

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the three months ended March 31, 2026 and March 31, 2025:

Net Investment Activity	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Purchases	$73,965	$147,686
Paid-in-kind interest	497	583
Sales and Repayments	(50,508)	(15,717)
Net Investment Activity	$23,954	$132,552

The following tables summarize the composition of our investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)			December 31, 2025
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$1,320,397	$1,311,638	98.6%	$1,295,967	$1,303,361	95.6%
Subordinated Debt	765	642	0.1%	743	743	0.1%
Equity	2,459	453	—%	2,459	942	0.1%
Money Market Fund	17,207	17,207	1.3%	56,856	56,856	4.2%
Total	$1,340,828	$1,329,940	100.0%	$1,356,025	$1,361,902	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)	December 31, 2025
Number of Portfolio Companies	87	86
% Variable Rate Debt Investments (based on fair value)(1)(4)	99.1%	99.9%
% of Investments on Non-Accrual (based on fair value)	0.9%	0.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)(2)(3)	8.5%	8.8%
Weighted Average Annual Yield on All Debt Investments(1)(4)	8.6%	8.9%
__________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026 or December 31, 2025, as applicable, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026 or December 31, 2025, as applicable.
(3)Does not include investments on non-accrual status.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of

March 31, 2026 and December 31, 2025, as applicable, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026 and December 31, 2025, as applicable.
For the three months ended March 31, 2026, our total return based on NAV was 0.52%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$165,645	12.5%	$152,163	11.6%
Construction & Engineering	119,499	9.1%	114,715	8.8%
Diversified Support Services	116,842	8.9%	132,155	10.1%
Application Software	111,320	8.5%	112,126	8.6%
Insurance Brokers	84,358	6.4%	73,174	5.6%
Environmental & Facilities Services	69,796	5.3%	67,565	5.2%
Health Care Services	65,254	5.0%	65,059	5.0%
Asset Management & Custody Banks	49,275	3.8%	49,242	3.8%
Air Freight & Logistics	48,380	3.7%	48,106	3.7%
Specialized Consumer Services	46,382	3.5%	45,702	3.5%
Aerospace & Defense	38,023	2.9%	37,649	2.9%
Electrical Components & Equipment	34,868	2.7%	35,545	2.7%
Health Care Technology	35,481	2.7%	35,850	2.7%
Trading Companies & Distributors	34,168	2.6%	21,726	1.7%
Health Care Supplies	31,777	2.4%	32,358	2.5%
Consumer Finance	31,373	2.4%	28,755	2.2%
Property & Casualty Insurance	29,161	2.2%	29,809	2.3%
Interactive Media & Services	22,801	1.7%	22,923	1.8%
Research & Consulting Services	22,271	1.7%	22,586	1.7%
Specialty Chemicals	20,439	1.6%	20,580	1.6%
Leisure Facilities	19,052	1.5%	19,251	1.5%
Education Services	17,241	1.3%	16,666	1.3%
Cargo Ground Transportation	14,690	1.1%	15,015	1.2%
Human Resource & Employment Services	13,761	1.0%	13,824	1.1%
Commercial & Residential Mortgage Finance	12,295	0.9%	12,294	0.9%
Health Care Equipment	10,800	0.8%	10,663	0.8%
Internet Services & Infrastructure	7,487	0.6%	7,685	0.6%
Personal Care Products	7,766	0.6%	7,886	0.6%
Health Care Facilities	4,890	0.4%	5,010	0.4%
Food Distributors	4,649	0.4%	4,520	0.3%
Highways & Railtracks	5,619	0.4%	5,696	0.4%
Diversified Financial Services	5,394	0.4%	5,570	0.4%
Hotels, Resorts & Cruise Lines	4,613	0.4%	4,462	0.3%
Construction Machinery & Heavy Transportation Equipment	4,181	0.3%	4,192	0.3%
IT Consulting & Other Services	2,294	0.2%	2,610	0.2%
Electronic Equipment & Instruments	888	0.1%	970	0.1%
Publishing	—	—%	20,944	1.6%
Total	$1,312,733	100.0%	$1,305,046	100.0%

Results of Operations
Revenues
Our investment income for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$27,919	93.7%	$19,900	91.7%
Interest income - PIK	497	1.7%	583	2.7%
Fee income	1,383	4.6%	1,226	5.6%
Total investment income	$29,799	100.0%	$21,709	100.0%
The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.

The increase in interest and PIK income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the increase in the size of our investment portfolio. The change in fee income is primarily related to changes in deal activity during the respective periods.
Expenses
Our operating expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Interest expense	$9,690	$7,480
Management fee	2,182	1,370
Professional fees	493	571
Administration and custody fees	126	86
Directors’ fees	18	18
Other expenses	74	62
Total operating expenses	12,583	9,587
Less: Fees waived by the Adviser	(2,182)	(1,370)
Net operating expenses	$10,401	$8,217
Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.

The increase in expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to an increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three months ended March 31, 2026, and the incurrence of additional borrowings under the Citibank Credit Facility and BNP Credit Facility (each as defined below), which increased interest expense.

Net Investment Income
Our net investment income for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Total investment income	$29,799	$21,709
Net operating expenses	10,401	8,217
Net investment income	$19,398	$13,492
The increase in net investment income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to an increase in interest and fee income earned due to increased size of our investment portfolio, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net realized gains (losses) on investments and foreign currencies	$337	$268
Total net realized gains (losses)	$337	$268
Our realized gains (losses) on investments for the three months ended March 31, 2026 and March 31, 2025 were derived from the acceleration of OID from repayment activities and the sale of investments.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$(16,297)	$1,718
Benefit (provision) for income taxes	190	—
Total net change in unrealized appreciation (depreciation)	$(16,107)	$1,718
Our net change in unrealized depreciation in our investments for the three months ended March 31, 2026 and March 31, 2025 was primarily due to depreciation in the value of several specific assets in the portfolio as determined in accordance with our best estimate of fair value.
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

For the three months ended March 31, 2026 and March 31, 2025, we had received capital subscriptions of $13,098 and $92,935, respectively, from the investors in the Private Offering.
As of March 31, 2026, we had $35,736 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of March 31, 2026, we had aggregate unfunded commitments of $281,599. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

On April 1, 2024, KKR Enhanced US EVDL Funding LLC, our wholly-owned subsidiary, entered into a secured revolving credit facility agreement (the “Citibank Credit Facility”) with Citibank, N.A., as lender, to borrow up to $600.0 million, with options to increase the financing commitment up to $1.25 billion. In the absence of any events of default, the borrowing and repayment period will terminate on April 1, 2028. Subsequent to this period, outstanding borrowings are subject to periodic mandatory repayments through the final maturity date of March 30, 2030.

The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of March 31, 2026, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

On April 11, 2025, KKR Enhanced US EvDL Funding II LLC ("KKR Funding II"), a wholly-owned subsidiary of us, entered into a revolving credit facility (the "BNP Credit Facility") with BNP Paribas, as administrative agent, to borrow up to $300.0 million. The revolving period during which KKR Funding II is permitted to borrow, repay and re-borrow advances will terminate on April 11, 2028. Any amounts borrowed under the BNP Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 11, 2030.

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

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2026:

	March 31, 2026
Debt Obligations(1)	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	SOFR+1.85%	$434,178	$165,822	March 30, 2029
BNP Credit Facility	Revolving Credit Facility	SOFR+1.85%	210,000	90,000	April 11, 2030
Total			$644,178	$255,822
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.
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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments of $281,599.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(32,829)	$(16,104)	$(16,725)	(21.2)%
Down 200 basis points	(26,263)	(12,884)	(13,379)	(17.0)%
Down 150 basis points	(19,697)	(9,663)	(10,034)	(12.7)%
Down 100 basis points	(13,132)	(6,442)	(6,690)	(8.5)%
Down 50 basis points	(6,566)	(3,221)	(3,345)	(4.2)%
Up 50 basis points	6,566	3,221	3,345	4.2%
Up 100 basis points	13,132	6,442	6,690	8.5%
Up 150 basis points	19,697	9,663	10,034	12.7%
Up 200 basis points	26,263	12,884	13,379	17.0%
Up 250 basis points	32,829	16,104	16,725	21.2%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2026 and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2026, we did not engage in interest rate hedging activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes since the filing of our most recent Annual Report on Form 10-K with the SEC on March 19, 2026 to the risk factors previously disclosed therein. If any of the identified risks actually occur, our business, financial condition and/or operating results could be materially adversely affected. If that happens, the NAV of our Common Shares could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended March 31, 2026, and March 31, 2025, we issued and sold an aggregate of 12,877 and 89,174 Common Shares, respectively, pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of March 31, 2026, the Subscriber held all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

3.01	Certificate of Trust*

3.02	Declaration of Trust*

3.1	Certificate of Conversion**

3.2	Certificate of Incorporation**

3.3	Bylaws**

10.1
Amendment No. 2 to the Loan and Servicing Agreement, dated March 23, 2026, by and among KKR Enhanced US EVDL Funding LLC, as borrower, the Company, as collateral manager, Citibank, N.A., as administrative agent and as joint lead arranger, each of the lenders from time to time party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, as collateral custodian and as account bank, and KKR Capital Markets LLC, as joint lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2026)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2026.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)