Form 10-Q
period 2026-06-30
KKR Enhanced US Direct Lending Fund-L Inc.
filed 2026-08-13
CIK 2012839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 13, 2026 was 764,413. The number of Common Shares outstanding excludes July 31, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

2

Part I - Financial Information
Item 1. Financial Statements.
KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value (cost $1,415,716 and $1,299,169, respectively)	$1,400,675	$1,305,046
Cash and cash equivalents	28,434	62,407
Subscription receivable	45,000	70,000
Interest receivable	7,366	6,861
Other assets	25,629	11,389
Total assets	1,507,104	1,455,703

Liabilities
Credit facility	713,132	726,230
Distribution payable	6,442	7,504
Interest payable	9,698	8,845
Deferred tax liability	468	692
Administration and custody fees payable	573	532
Due to Adviser	138	109
Payable for investments purchased	9,618	1,304
Directors’ fees payable	56	37
Other accrued expenses	4,148	2,298
Total liabilities	744,273	747,551
Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value, unlimited shares authorized, 764,413 and 686,508 shares issued and outstanding, respectively	1	1
Capital in excess of par value	782,212	704,099
Retained earnings (accumulated deficit)	(19,382)	4,052
Net Assets	$762,831	$708,152

Net Asset Value Per Share:
Net asset value, price per share	$997.93	$1,031.53

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Unaudited Consolidated Statement of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$27,160	$21,614	$55,079	$41,514
Interest income - PIK	1,238	695	1,735	1,278
Other income	2,095	1,156	3,478	2,374
Total investment income	30,493	23,465	60,292	45,166

Expenses
Interest expense	10,223	7,866	19,913	15,346
Management fee	2,276	1,535	4,458	2,905
Professional fees	489	465	982	1,036
Administration and custody fees	126	93	252	179
Directors’ fees	19	19	37	37
Other expenses	79	69	153	123
Total expenses	13,212	10,047	25,795	19,626
Less: Fees waived by the Adviser	(2,276)	(1,535)	(4,458)	(2,905)
Net expenses	10,936	8,512	21,337	16,721

Net investment income	19,557	14,953	38,955	28,445

Realized and unrealized gains (losses)
Net realized gains (losses) on investments and foreign currencies	(2,979)	439	(2,642)	707
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(4,119)	(3,526)	(20,416)	(1,808)
Benefit (provision) for income taxes	34	58	224	58
Net realized and unrealized gains (losses)	(7,064)	(3,029)	(22,834)	(1,043)

Net increase (decrease) in net assets resulting from operations	$12,493	$11,924	$16,121	$27,402

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Unaudited Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations
Net investment income	$19,557	$14,953	$38,955	$28,445
Net realized gains (losses) on investments and foreign currencies	(2,979)	439	(2,642)	707
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	(4,119)	(3,526)	(20,416)	(1,808)
Benefit (provision) for income taxes	34	58	224	58
Net increase (decrease) in net assets resulting from operations	12,493	11,924	16,121	27,402

Distributions to shareholders
Net investment income	(20,282)	(14,153)	(39,556)	(26,771)
Total distributions to shareholders	(20,282)	(14,153)	(39,556)	(26,771)

Shareholder transactions
Subscriptions	65,016	29,208	78,114	122,143
Increase from shareholder transactions	65,016	29,208	78,114	122,143

Net increase (decrease) in net assets	57,227	26,979	54,679	122,774

Net assets:
Beginning of period	705,604	482,613	708,152	386,818
End of period	$762,831	$509,592	$762,831	$509,592

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Unaudited Consolidated Statement of Cash Flows
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,121	$27,402
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(239,330)	(254,570)
Paid-in-kind interest	(1,735)	(1,278)
Proceeds from sale and repayments of investments	122,023	63,366
Net realized (gains) losses on investments and foreign currencies	2,642	(707)
Net change in unrealized (appreciation) depreciation on investments and foreign currencies	20,416	1,808
Amortization of deferred financing costs	1,104	647
Net accretion/amortization of premiums/discounts	(184)	(319)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(505)	(989)
(Increase) decrease in other assets	(15,344)	(4,837)
Increase (decrease) in interest payable	853	1,386
Increase (decrease) in other accrued expenses	2,449	2,030
Increase (decrease) in deferred tax liability	(224)	(57)
Increase (decrease) in administration and custody fees payable	41	141
Increase (decrease) in payable for investments purchased	8,314	42
Increase (decrease) in due to Adviser	29	(31)
Increase (decrease) in Directors’ fees payable	19	—
Net cash provided by (used in) operating activities	(83,311)	(165,966)
Cash flows from financing activities:
Subscription for shares	70,000	105,000
Distributions paid to shareholders	(7,504)	(10,891)
Proceeds from credit facility	106,000	305,500
Repayments of credit facility	(118,516)	(236,900)
Deferred financing costs paid	(599)	(5)
Net cash provided by (used in) financing activities	49,381	162,704

Effect of exchange rate changes on cash	(43)	32
Net Increase (Decrease) in Cash and Cash Equivalents	(33,973)	(3,230)
Cash and Cash Equivalents:
Beginning balance	62,407	21,517
Ending balance	$28,434	$18,287
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest expense	$17,955	$13,313
Reinvestment of distributions	$33,114	$17,143

See accompanying notes to unaudited consolidated financial statements.

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Senior Secured Loans- First Lien - 182.9%
Aerospace & Defense - 5.6%
Horizon CTS Buyer LLC	Revolver 1L 03/25	SOFR +	4.75%		3/29/2032	$5,535	$2,902	(b)(c)
Horizon CTS Buyer LLC	TL 1L 03/25	SOFR +	4.75%		3/29/2032	7,097	7,085	(b)
Horizon CTS Buyer LLC	TL 1L 11/25	SOFR +	4.75%		3/29/2032	18,405	18,373	(b)
Horizon CTS Buyer LLC	TL 1L DD 03/25	SOFR +	4.75%		3/29/2032	1,342	1,340	(b)
Horizon CTS Buyer LLC	TL 1L DD 11/25	SOFR +	4.75%		3/29/2032	7,688	3,013	(b)(c)
West Star Aviation Inc	Revolver 1L 05/25	SOFR +	4.50%		5/20/2032	1,218	183	(b)(c)
West Star Aviation Inc	TL 1L 05/25	SOFR +	4.50%		5/20/2032	8,641	8,641	(b)
West Star Aviation Inc	TL 1L DD 05/25	SOFR +	4.50%		5/20/2032	1,817	1,391	(b)(c)

Air Freight & Logistics - 6.4%
CSafe Global	Revolver 1L 03/24	SOFR +	5.75%		3/8/2029	4,043	1,657	(b)(c)
CSafe Global	TL 1L 03/24 GBP	SONIA +	5.75%		12/14/2028	5,336	7,078	(b)(f)
CSafe Global	TL 1L 03/24 (Incremental)	SOFR +	5.75%		12/14/2028	38,245	38,245	(b)
CSafe Global	TL 1L DD 03/24	SOFR +	5.75%		12/14/2028	1,618	1,618	(b)

Application Software - 16.0%
Clearwater Analytics LLC	Revolver 1L 06/26	SONIA +	4.50%		6/27/2033	1,362	—	(b)(c)
Clearwater Analytics LLC	TL 1L 06/26	SOFR +	4.50%		6/27/2033	11,315	11,258	(b)
Clearwater Analytics LLC	TL 1L DD 06/26	SOFR +	4.50%		6/27/2033	2,095	(10)	(b)(c)
Flexera Software LLC	Revolver 1L 08/25	SOFR +	4.50%		8/16/2032	1,488	(53)	(b)(c)
Flexera Software LLC	TL 1L 08/25	SOFR +	4.75%		8/16/2032	18,343	17,689	(b)
Flexera Software LLC	TL 1L 08/25 EUR	EURIBOR +	4.75%		8/16/2032	5,536	6,098	(b)(g)
Flexera Software LLC	TL 1L 12/25	SOFR +	4.75%		8/16/2032	10,758	10,374	(b)
Follett Software Co	Revolver 1L 04/25	SOFR +	4.50%		8/30/2030	423	(6)	(b)(c)
Follett Software Co	TL 1L 04/25	SOFR +	4.50%		8/29/2031	4,365	4,305	(b)
Granicus Inc	Revolver 1L 01/24	SOFR +	5.25%		1/17/2031	913	67	(b)(c)
Granicus Inc	TL 1L 01/24 (Unitranche) PIK	SOFR +	3.50%	(2.00% PIK)	1/17/2031	6,631	6,590	(b)(d)
Granicus Inc	TL 1L DD 01/24 PIK	SOFR +	3.25%	(2.00% PIK)	1/17/2031	5,438	5,404	(b)(d)
Granicus Inc	TL 1L DD 08/24 PIK	SOFR +	3.00%	(2.25% PIK)	1/17/2031	668	(4)	(b)(c)(d)
Personify Health Inc	TL 1L 11/23	SOFR +	5.75%		11/8/2029	9,416	8,524	(b)
PROS Holdings Inc	Revolver 1L 12/25	SOFR +	4.75%		12/9/2032	436	(14)	(b)(c)
PROS Holdings Inc	TL 1L 12/25	SOFR +	4.75%		12/9/2032	3,757	3,637	(b)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Revere Superior Holdings Inc	Revolver 1L 09/20	SOFR +	5.00%		10/1/2029	150	16	(b)(c)
Revere Superior Holdings Inc	TL 1L 09/20	SOFR +	5.00%		10/1/2029	2,436	2,368	(b)
SAMBA Safety Inc	Revolver 1L 12/25	SOFR +	4.75%		12/19/2032	247	8	(b)(c)
SAMBA Safety Inc	TL 1L 09/21	SOFR +	4.75%		12/19/2032	2,733	2,662	(b)
SAMBA Safety Inc	TL 1L DD 12/25	SOFR +	4.75%		12/19/2032	333	(9)	(b)(c)
Sphera Solutions Inc	Revolver 1L 09/25	SOFR +	4.50%		9/24/2032	1,637	448	(b)(c)
Sphera Solutions Inc	TL 1L 09/25	SOFR +	4.50%		9/24/2032	11,975	11,297	(b)
Sphera Solutions Inc	TL 1L DD 09/25	SOFR +	4.50%		9/24/2032	2,456	(139)	(b)(c)
Spins LLC	Revolver 1L 02/25	SOFR +	4.75%		1/22/2029	1,052	(18)	(b)(c)
Spins LLC	TL 1L 02/25 (Restated)	SOFR +	4.75%		1/22/2029	9,178	9,019	(b)
Spins LLC	TL 1L 01/26	SOFR +	4.75%		1/22/2029	5,573	5,476	(b)
Spins LLC	TL 1L DD 02/25 (Restated)	SOFR +	4.75%		1/22/2029	719	707	(b)
Spins LLC	TL 1L DD 02/25 (Amendment #1)	SOFR +	4.75%		1/22/2029	879	864	(b)
Vermont Information Processing Inc	Revolver 1L 12/24	SOFR +	4.75%		1/30/2032	481	63	(b)(c)
Vermont Information Processing Inc	TL 1L 01/25	SOFR +	4.50%		1/30/2032	3,806	3,671	(b)
Vermont Information Processing Inc	TL 1L DD 01/25	SOFR +	4.75%		1/30/2032	1,602	(57)	(b)(c)
Vitu	Revolver 1L 01/25	SOFR +	4.50%		1/6/2031	1,894	—	(b)(c)
Vitu	TL 1L 01/25	SOFR +	4.50%		1/6/2032	11,536	11,651	(b)

Asset Management & Custody Banks - 6.5%
Rockefeller Capital Management LP	TL 1L 12/25	SOFR +	4.50%		12/2/2032	49,390	49,884	(b)
Rockefeller Capital Management LP	TL 1L DD 12/25	SOFR +	4.50%		12/2/2032	4,831	48	(b)(c)

Cargo Ground Transportation - 1.9%
Heniff Transportation Systems LLC	Revolver 1L 12/19 PIK	SOFR +	6.00%	PIK	7/1/2027	204	170	(b)(c)(d)
Heniff Transportation Systems LLC	TL 1L 03/21 (Add-on)	SOFR +	6.50%		7/1/2027	235	204	(b)
Heniff Transportation Systems LLC	TL 1L 12/19 PIK	SOFR +	6.00%	PIK	7/1/2027	10,192	8,823	(b)(d)
Lazer Logistics Inc	Revolver 1L 05/23	SOFR +	4.80%		5/4/2029	287	—	(b)(c)
Lazer Logistics Inc	TL 1L 11/23	SOFR +	4.80%		5/6/2030	332	332	(b)
Lazer Logistics Inc	TL 1L B 05/23 (Unitranche)	SOFR +	4.80%		5/6/2030	2,308	2,305	(b)
Lazer Logistics Inc	TL 1L DD 05/23	SOFR +	4.80%		5/6/2030	350	349	(b)
Lazer Logistics Inc	TL 1L DD 11/23	SOFR +	4.80%		5/4/2030	668	667	(b)
Lazer Logistics Inc	TL 1L DD 12/25 (New)	SOFR +	4.80%		5/4/2030	2,625	1,855	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Commercial & Residential Mortgage Finance - 1.6%
Rialto Capital Management LLC	Revolver 1L 12/24	SOFR +	5.00%		12/5/2030	630	—	(b)(c)
Rialto Capital Management LLC	TL 1L 12/24	SOFR +	5.00%		12/5/2030	9,365	9,390	(b)
Rialto Capital Management LLC	TL 1L 12/25	SOFR +	5.00%		12/5/2030	2,808	2,816	(b)

Construction & Engineering - 21.3%
Atwell LLC	Revolver 1L 04/26	SOFR +	5.00%		4/25/2033	1,278	(5)	(b)(c)
Atwell LLC	TL 1L 04/26	SOFR +	5.00%		4/25/2033	8,085	8,052	(b)
Atwell LLC	TL 1L DD 04/26	SOFR +	5.00%		4/25/2033	2,397	2,387	(b)
Frontline Road Safety LLC	Revolver 1L 03/25	SOFR +	4.75%		3/4/2032	4,107	(115)	(b)(c)
Frontline Road Safety LLC	TL 1L 03/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	24,736	24,041	(b)(d)
Frontline Road Safety LLC	TL 1L 12/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	7,569	7,356	(b)(d)
Frontline Road Safety LLC	TL 1L DD 03/25 PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	7,258	7,054	(b)(d)
Frontline Road Safety LLC	TL 1L DD 05/25 (Add-on) PIK	SOFR +	2.50%	(2.25% PIK)	3/4/2032	3,569	3,469	(b)(d)
Frontline Road Safety LLC	TL 1L DD 10/25	SOFR +	4.75%		3/4/2032	13,008	12,529	(b)(c)
Orion Services Group	TL 1L 11/25	SOFR +	4.50%		11/26/2032	6,749	6,723	(b)
Orion Services Group	TL 1L DD 11/25	SOFR +	4.50%		11/26/2032	2,220	1,146	(b)(c)
Pavement Preservation Group Inc	Revolver 1L 05/26	SOFR +	5.25%		8/9/2030	2,315	903	(b)(c)
Pavement Preservation Group Inc	TL 1L 05/26	SOFR +	5.25%		8/9/2030	14,144	14,144	(b)
Pike Corp	Revolver 1L 12/25	SOFR +	4.25%		12/20/2032	2,442	(33)	(b)(c)
Pike Corp	TL 1L 12/25	SOFR +	4.25%		12/20/2032	16,847	16,617	(b)
Pike Corp	TL 1L DD 12/25	SOFR +	4.25%		12/20/2032	3,662	(50)	(b)(c)
Turnpoint Services Inc	Revolver 1L 06/24	SOFR +	5.25%		6/17/2030	989	372	(b)(c)
Turnpoint Services Inc	TL 1L 06/24 PIK	SOFR +	2.75%	(2.75% PIK)	6/17/2031	8,106	7,590	(b)(d)
Woolpert Inc	Revolver 1L 09/25	SOFR +	4.50%		4/5/2031	4,365	347	(b)(c)
Woolpert Inc	TL 1L 09/25	SOFR +	4.50%		4/5/2032	33,934	33,235	(b)
Woolpert Inc	TL 1L DD 09/25	SOFR +	4.50%		4/5/2032	8,701	8,521	(b)
Woolpert Inc	TL 1L DD 05/26	SOFR +	5.00%		4/5/2032	17,407	7,857	(b)(c)

Construction Machinery & Heavy Transportation Equipment - 0.5%
Shaw Development LLC	TL 1L 10/23	SOFR +	6.00%		10/30/2029	4,133	4,133	(b)

Consumer Finance - 3.7%
Homrich & Berg Inc	Revolver 1L 11/24	SOFR +	4.75%		8/18/2031	1,209	624	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes
Homrich & Berg Inc	TL 1L 11/24	SOFR +	4.75%	11/17/2031	4,976	4,976	(b)
Homrich & Berg Inc	TL 1L DD 11/24	SOFR +	4.75%	11/17/2031	5,972	5,972	(b)
Homrich & Berg Inc	TL 1L DD 01/26	SOFR +	4.50%	11/17/2031	6,397	964	(b)(c)
MAI Capital Management LLC	Revolver 1L 08/24	SOFR +	4.75%	8/29/2031	1,439	—	(b)(c)
MAI Capital Management LLC	TL 1L 08/24	SOFR +	4.75%	8/29/2031	3,387	3,387	(b)
MAI Capital Management LLC	TL 1L DD 06/25	SOFR +	4.75%	8/29/2031	3,966	2,505	(b)(c)
MAI Capital Management LLC	TL 1L DD 08/24	SOFR +	4.75%	8/29/2031	1,991	1,991	(b)
MAI Capital Management LLC	TL 1L DD 06/26	SOFR +	4.75%	8/29/2031	8,684	—	(b)(c)
Wealth Enhancement Group LLC	Revolver 1L 05/22 (Add-on)	SOFR +	4.25%	10/2/2028	131	—	(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 02/24	SOFR +	4.25%	10/2/2028	591	591	(b)
Wealth Enhancement Group LLC	TL 1L DD 08/21	SOFR +	4.25%	10/2/2028	4,861	4,861	(b)
Wealth Enhancement Group LLC	TL 1L DD 08/25 (Add-on & Reprice)	SOFR +	4.50%	10/2/2028	1,317	—	(b)(c)
Wealth Enhancement Group LLC	TL 1L DD 12/24	SOFR +	4.25%	10/2/2028	2,896	2,481	(b)(c)

Diversified Financial Services - 0.7%
Safe-Guard Products International LLC	TL 1L 03/24	SOFR +	4.75%	4/3/2030	5,322	5,322	(b)

Diversified Support Services - 15.8%
Apex Service Partners LLC	Revolver 1L 09/24	SOFR +	5.00%	10/24/2029	1,037	476	(b)(c)
Apex Service Partners LLC	TL 1L 09/24	SOFR +	5.00%	10/24/2030	13,442	13,442	(b)
Apex Service Partners LLC	DDTL 1L 09/24 (Replacement)	SOFR +	5.00%	10/24/2030	3,083	3,083	(b)
Apex Service Partners LLC	TL 1L DD 09/24 (OpCo)	SOFR +	5.00%	10/24/2030	8,197	8,197	(b)
Apex Service Partners LLC	TL 1L DD 11/25	SOFR +	4.75%	10/24/2030	5,793	2,288	(b)(c)
Magna Legal Services LLC	Revolver 1L 11/22	SOFR +	4.50%	11/22/2028	311	—	(b)(c)
Magna Legal Services LLC	TL 1L 11/22	SOFR +	4.50%	11/21/2029	2,579	2,579	(b)
Magna Legal Services LLC	TL 1L DD 11/22	SOFR +	4.50%	11/21/2029	722	722	(b)
Magna Legal Services LLC	TL 1L DD 12/23	SOFR +	4.50%	11/22/2029	1,855	1,855	(b)
Magna Legal Services LLC	TL 1L DD 02/26	SOFR +	4.50%	11/22/2029	4,375	87	(b)(c)
Service Express Inc	Revolver 1L 12/25 (Incremental)	SOFR +	4.50%	12/23/2032	7,358	714	(b)(c)
Service Express Inc	TL 1L 12/25 (Incremental)	SOFR +	4.25%	12/23/2032	31,511	31,495	(b)
Service Express Inc	TL 1L A 12/25	SOFR +	4.25%	12/23/2032	20,436	20,426	(b)
Service Express Inc	TL 1L B 12/25	SOFR +	4.25%	12/23/2032	60	60	(b)
Service Express Inc	TL 1L DD 12/25 (Incremental)	SOFR +	4.50%	12/23/2032	6,118	(3)	(b)(c)
Service Logic LLC	Revolver 1L 12/25	SOFR +	4.50%	12/16/2032	2,189	997	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Service Logic LLC	TL 1L 12/25 PIK	SOFR +	2.50%	(2.25% PIK)	12/16/2032	16,053	15,903	(b)(d)
Service Logic LLC	TL 1L DD 12/25	SOFR +	4.50%		12/16/2032	4,381	762	(b)(c)
USIC Holdings Inc	Revolver 1L 09/24	SOFR +	5.25%		9/10/2031	2,483	2,214	(b)(c)
USIC Holdings Inc	TL 1L 09/24	SOFR +	5.50%		9/10/2031	14,418	14,337	(b)
USIC Holdings Inc	TL 1L DD 09/24	SOFR +	5.50%		9/10/2031	856	685	(b)(c)

Education Services - 2.5%
Cadence Education LLC	Revolver 1L 05/24	SOFR +	5.00%		5/1/2030	1,767	(9)	(b)(c)
Cadence Education LLC	TL 1L 05/24 (Unitranche)	SOFR +	5.00%		5/1/2031	11,305	11,248	(b)
Cadence Education LLC	TL 1L DD 05/24	SOFR +	5.00%		5/1/2031	2,976	2,961	(b)
Cadence Education LLC	TL 1L DD 04/26 (2031)	SOFR +	5.00%		5/1/2031	7,244	1,473	(b)(c)
Learning Experience Corp/The	Revolver 1L 07/25	SOFR +	4.75%		7/1/2032	685	—	(b)(c)
Learning Experience Corp/The	TL 1L 07/25	SOFR +	4.75%		7/1/2032	3,112	3,144	(b)

Electrical Components & Equipment - 4.6%
Clarience Technologies LLC	Revolver 1L 06/25 (2025 Replacement)	SOFR +	4.75%		2/13/2031	3,238	(13)	(b)(c)
Clarience Technologies LLC	TL 1L 06/25 (2025 Incremental)	SOFR +	4.75%		2/13/2032	671	669	(b)
Clarience Technologies LLC	TL 1L 06/25 (2025 Replacement)	SOFR +	4.75%		2/13/2032	31,323	31,197	(b)
Clarience Technologies LLC	TL 1L DD-A 06/25	SOFR +	4.75%		2/13/2032	675	672	(b)
Clarience Technologies LLC	TL 1L DD-B 06/25	SOFR +	4.75%		2/13/2032	6,504	2,541	(b)(c)
Clarience Technologies LLC	TL 1L DD-C 06/25	SOFR +	4.75%		2/13/2032	3,238	(13)	(b)(c)

Electronic Equipment & Instruments - 0.7%
Excelitas Technologies Corp	TL 1L 08/22	SOFR +	5.25%		8/13/2029	4,557	4,544	(b)
Excelitas Technologies Corp	TL 1L 08/22 EUR	EURIBOR +	5.25%		8/13/2029	489	557	(b)(g)

Environmental & Facilities Services - 7.7%
CLEAResult Consulting Inc	Revolver 1L 08/24	SOFR +	4.75%		8/27/2031	1,893	—	(b)(c)
CLEAResult Consulting Inc	TL 1L 08/24	SOFR +	4.75%		8/27/2031	11,187	11,187	(b)
CLEAResult Consulting Inc	TL 1L DD 08/24	SOFR +	4.75%		8/27/2031	2,836	1,244	(b)(c)
Denali Water Solutions LLC	Revolver 1L 11/25	SOFR +	4.75%		11/19/2032	4,474	1,809	(b)(c)
Denali Water Solutions LLC	TL 1L 03/26 (Add-on)	SOFR +	4.75%		11/19/2032	1,168	1,163	(b)
Denali Water Solutions LLC	TL 1L 11/25	SOFR +	4.75%		11/19/2032	24,608	24,512	(b)
Denali Water Solutions LLC	TL 1L DD 03/26 (Add-on)	SOFR +	4.75%		11/19/2032	1,168	(5)	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Resa Power LLC	Revolver 1L 04/25	SOFR +	4.50%		4/28/2032	1,501	188	(b)(c)
Resa Power LLC	Revolver 1L 04/25 (CAD Multi Currency)	SOFR +	4.50%		4/28/2032	188	—	(b)(c)
Resa Power LLC	TL 1L 04/25	SOFR +	4.50%		4/28/2032	13,738	13,876	(b)
Resa Power LLC	TL 1L DD 04/25	SOFR +	4.50%		4/28/2032	1,773	18	(b)(c)
Xylem Kendall	Revolver 1L 06/25	SOFR +	5.87%		4/22/2030	706	513	(b)(c)
Xylem Kendall	TL 1L 06/25	SOFR +	5.75%		4/22/2030	3,395	3,395	(b)
Xylem Kendall	TL 1L DD 06/25 (7th Amendment)	SOFR +	5.75%		4/22/2030	5,135	984	(b)(c)
Xylem Kendall	TL 1L DD-A 06/25 (6th Amendment)	SOFR +	5.75%		4/22/2030	207	207	(b)

Food Distributors - 3.8%
Lipari Foods LLC	TL 1L 05/26	SOFR +	5.50%		10/31/2031	25,933	25,933	(b)
Lipari Foods LLC	TL 1L DD 05/26 (Amendment 2)	SOFR +	5.50%		10/31/2031	8,210	—	(b)(c)
Lipari Foods LLC	TL 1L DD 05/26 (Refinancing)	SOFR +	5.50%		10/31/2031	3,334	3,334	(b)

Health Care Equipment - 1.4%
Zeus Industrial Products Inc	Revolver 1L 02/24	SOFR +	5.40%		2/28/2030	1,449	168	(b)(c)
Zeus Industrial Products Inc	TL 1L 02/24	SOFR +	5.40%		2/28/2031	10,338	9,811	(b)
Zeus Industrial Products Inc	TL 1L DD 02/24	SOFR +	5.40%		2/28/2031	956	907	(b)

Health Care Facilities - 0.6%
Advanced Dermatology & Cosmetic Surgery	Revolver 1L 05/21	SOFR +	6.50%		8/7/2026	44	25	(b)(c)
Advanced Dermatology & Cosmetic Surgery	TL 1L 05/21	SOFR +	6.50%		5/7/2027	455	421	(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 04/22	SOFR +	6.50%		5/7/2027	20	18	(b)
Advanced Dermatology & Cosmetic Surgery	TL 1L DD 05/21	SOFR +	6.50%		5/7/2027	93	86	(b)
VetCor Professional Practices LLC	TL 1L B 08/22	SOFR +	5.75%		8/31/2029	4,410	4,285	(b)

Health Care Services - 8.3%
Affordable Care Inc	TL 1L 06/26 (First Out)	SOFR +	5.50%		6/29/2031	370	370	(b)
Affordable Care Inc	TL 1L 04/26 (Takeback) PIK	SOFR +	3.12%	(3.13% PIK)	6/29/2031	710	710	(b)(d)
AVE Holdings I Corp	TL 1L 02/22	SOFR +	5.50%		2/25/2028	3,783	3,386	(b)
AVE Holdings I Corp	TL 1L DD 11/22	SOFR +	5.50%		2/25/2028	310	278	(b)
Dental Care Alliance Inc	TL 1L B-1 06/26 (Second Out)	SOFR +	5.00%		6/2/2031	855	855	(b)
Dental Care Alliance Inc	TL 1L B2 06/26 (Takeback Debt) PIK	SOFR +	4.25%	(2.25% PIK)	6/2/2031	4,050	4,050	(b)(d)
MB2 Dental Solutions LLC	Revolver 1L 02/24	SOFR +	5.50%		2/13/2031	1,106	166	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
MB2 Dental Solutions LLC	TL 1L 02/24 (Unitranche)	SOFR +	5.50%		2/13/2031	15,608	15,608	(b)
MB2 Dental Solutions LLC	TL 1L DD 1 02/24	SOFR +	5.50%		2/13/2031	3,223	3,223	(b)
MB2 Dental Solutions LLC	TL 1L DD 2 02/24	SOFR +	5.50%		2/13/2031	2,260	2,260	(b)
MB2 Dental Solutions LLC	TL 1L DD-3 03/26	SOFR +	5.50%		3/13/2031	9,845	2,776	(b)(c)
Premise Health Holding Corp	Revolver 1L 11/25	SOFR +	4.75%		11/6/2031	297	(2)	(b)(c)
Premise Health Holding Corp	TL 1L 11/25	SOFR +	4.75%		11/8/2032	2,998	2,974	(b)
Premise Health Holding Corp	TL 1L 03/26	SOFR +	4.75%		11/8/2032	530	525	(b)
Premise Health Holding Corp	TL 1L DD 11/25	SOFR +	4.75%		11/8/2032	1,269	749	(b)(c)
PSKW LLC (dba ConnectiveRx)	TL 1L 12/24	SOFR +	5.50%		3/9/2028	25,290	25,290	(b)

Health Care Supplies - 3.7%
PCI Pharma Services	Revolver 1L 07/25	SOFR +	5.00%		10/15/2032	4,842	(85)	(b)(c)(h)
PCI Pharma Services	TL 1L 07/25	SOFR +	5.00%		10/15/2032	26,143	25,685	(b)(h)
PCI Pharma Services	TL 1L DD 07/25 (Alternative Currency)	SOFR +	5.00%		10/15/2032	2,392	2,339	(b)(h)
PCI Pharma Services	TL 1L DD 07/25 (Initial Dollar)	SOFR +	5.00%		10/15/2032	4,178	(73)	(b)(c)(h)
PCI Pharma Services	TL 1L DD 07/25 (Special Interest)	SOFR +	5.00%		10/15/2032	600	483	(b)(c)(h)
PCI Pharma Services	TL 1L DD-1 10/25	SOFR +	5.00%		10/15/2032	5,110	(89)	(b)(c)(h)
PCI Pharma Services	TL 1L DD-2 10/25	SOFR +	5.00%		10/15/2032	4,985	(87)	(b)(c)(h)

Health Care Technology - 4.7%
Netsmart Technologies Inc	Revolver 1L 08/24	SOFR +	4.75%		8/25/2031	3,948	(55)	(b)(c)
Netsmart Technologies Inc	TL 1L 08/24 PIK	SOFR +	2.50%	(2.70% PIK)	8/25/2031	30,400	29,974	(b)(d)
Netsmart Technologies Inc	TL 1L 11/25 (Incremental) PIK	SOFR +	2.50%	(2.70% PIK)	8/25/2031	5,939	5,855	(b)(d)
Netsmart Technologies Inc	TL 1L DD 08/24 PIK	SOFR +	2.50%	(2.45% PIK)	8/25/2031	3,871	(54)	(b)(c)(d)

Highways & Railtracks - 0.7%
Eagle Railcar Services Roscoe Inc	Revolver 1L 06/25	SOFR +	4.50%		6/14/2032	1,062	(8)	(b)(c)
Eagle Railcar Services Roscoe Inc	TL 1L 06/25	SOFR +	4.50%		6/14/2032	5,620	5,575	(b)
Eagle Railcar Services Roscoe Inc	TL 1L DD 06/25	SOFR +	4.50%		6/14/2032	1,180	(9)	(b)(c)

Hotels, Resorts & Cruise Lines - 0.6%
Highgate Hotels Inc	Revolver 1L 11/23	SOFR +	5.50%		11/5/2029	562	56	(b)(c)
Highgate Hotels Inc	TL 1L 11/23	SOFR +	5.50%		11/5/2029	4,381	4,381	(b)
Highgate Hotels Inc	TL 1L DD 12/25	SOFR +	5.50%		11/5/2029	2,877	29	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread		Maturity Date	Par/Shares	Fair Value	Footnotes

Human Resource & Employment Services - 1.8%
Insight Global LLC	Revolver 1L 11/24	SOFR +	5.00%	9/22/2028	4,823	—	(b)(c)
Insight Global LLC	TL 1L 11/24	SOFR +	5.00%	9/22/2028	6,418	6,418	(b)
Oxford Global Resources LLC	Revolver 1L 08/21	SOFR +	6.00%	8/17/2027	94	—	(b)(c)
Oxford Global Resources LLC	TL 1L 06/22 (Add-On)	SOFR +	6.00%	8/17/2027	3,504	3,504	(b)
Oxford Global Resources LLC	TL 1L 06/24	SOFR +	6.00%	8/17/2027	2,681	2,681	(b)
Oxford Global Resources LLC	TL 1L 08/21	SOFR +	6.00%	8/17/2027	1,035	1,035	(b)
Oxford Global Resources LLC	TL 1L DD 08/21	SOFR +	6.00%	8/17/2027	86	86	(b)

Insurance Brokers - 11.3%
DOXA Insurance Holdings LLC	Revolver 1L 12/23	SOFR +	4.75%	12/20/2029	538	140	(b)(c)
DOXA Insurance Holdings LLC	TL 1L 12/23	SOFR +	4.75%	12/20/2030	2,452	2,396	(b)
DOXA Insurance Holdings LLC	TL 1L DD 05/24	SOFR +	4.88%	12/20/2030	2,853	2,839	(b)
DOXA Insurance Holdings LLC	TL 1L DD 12/23	SOFR +	4.75%	12/20/2030	2,332	2,279	(b)
DOXA Insurance Holdings LLC	TL 1L DD-3 05/26	SOFR +	5.25%	12/20/2030	11,475	(55)	(b)(c)
DOXA Insurance Holdings LLC	TL 1L DD 05/26	SOFR +	5.25%	12/20/2030	1,743	(8)	(b)(c)
Foundation Risk Partners Corp	Revolver 1L 10/21	SOFR +	4.75%	10/29/2029	1,127	387	(b)(c)
Foundation Risk Partners Corp	TL 1L 03/23	SOFR +	4.75%	10/29/2030	19	19	(b)
Foundation Risk Partners Corp	TL 1L 10/21	SOFR +	4.75%	10/29/2030	4,072	4,072	(b)
Foundation Risk Partners Corp	TL 1L DD 02/25	SOFR +	4.75%	10/29/2030	3,350	2,341	(b)(c)
Foundation Risk Partners Corp	TL 1L DD 03/23	SOFR +	4.75%	10/29/2030	9	9	(b)
Foundation Risk Partners Corp	TL 1L DD 05/24	SOFR +	4.75%	10/29/2030	2,967	2,967	(b)
Foundation Risk Partners Corp	TL 1L DD 10/21	SOFR +	4.75%	10/29/2030	292	292	(b)
Foundation Risk Partners Corp	TL 1L DD 11/23	SOFR +	4.75%	10/29/2030	3,065	3,065	(b)
Galway Partners Holdings LLC	Revolver 1L 09/21	SOFR +	4.50%	9/29/2028	2,023	642	(b)(c)
Galway Partners Holdings LLC	TL 1L B 07/24 (Reprice)	SOFR +	4.50%	9/29/2028	21,101	21,101	(b)
Galway Partners Holdings LLC	TL 1L DD 04/23	SOFR +	4.50%	9/29/2028	1,062	1,062	(b)
Galway Partners Holdings LLC	TL 1L DD 07/24	SOFR +	4.50%	9/29/2028	1,495	1,495	(b)
Galway Partners Holdings LLC	TL 1L DD 02/26	SOFR +	4.50%	9/29/2028	5,771	—	(b)(c)
Higginbotham Insurance Agency Inc	TL 1L 12/25	SOFR +	4.50%	6/11/2031	19,874	19,874	(b)
Higginbotham Insurance Agency Inc	TL 1L DD-A 12/25	SOFR +	4.50%	6/11/2031	1,018	1,018	(b)
Higginbotham Insurance Agency Inc	TL 1L DD-B 12/25	SOFR +	4.50%	6/11/2031	2,384	821	(b)(c)
Integrity Marketing Group LLC	Revolver 1L 08/24	SOFR +	5.00%	8/25/2028	1,158	—	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Integrity Marketing Group LLC	TL 1L 08/24	SOFR +	5.00%		8/25/2028	19,233	19,233	(b)
Integrity Marketing Group LLC	TL 1L DD 08/24	SOFR +	5.00%		8/25/2028	3,984	—	(b)(c)

Interactive Media & Services - 3.0%
BGB Group LLC	Revolver 1L 12/25	SOFR +	5.25%		2/16/2030	2,638	—	(b)(c)
BGB Group LLC	TL 1L 12/25	SOFR +	5.25%		2/16/2030	21,114	21,241	(b)
BGB Group LLC	TL 1L DD 12/25	SOFR +	5.25%		2/16/2030	1,759	362	(b)(c)
Lionbridge Technologies Inc	TL 1L 01/26 (First Out) PIK	SOFR +	3.00%	(2.00% PIK)	5/29/2031	1,102	1,102	(b)(d)
Lionbridge Technologies Inc	TL 1L 01/26 (Second Out) PIK	SOFR +	6.00%	PIK	5/29/2031	1,330	328	(b)(d)(i)
Lionbridge Technologies Inc	TL 1L DD 02/26 PIK	SOFR +	3.00%	(2.00% PIK)	5/29/2031	120	—	(b)(c)(d)

Internet Services & Infrastructure - 1.0%
Com Laude Group Ltd	Revolver 1L 12/25	SOFR +	5.00%		12/30/2032	606	(16)	(b)(c)(h)
Com Laude Group Ltd	TL 1L 12/25	SOFR +	5.00%		12/30/2032	7,693	7,487	(b)(h)
Com Laude Group Ltd	TL 1L DD 12/25	SOFR +	5.00%		12/30/2032	1,516	(40)	(b)(c)(h)

IT Consulting & Other Services - 1.5%
New Era Technology LLC	TL 1L 08/25 PIK	SOFR +	6.25%	PIK	6/30/2030	1,906	1,849	(b)(d)
Schellman Inc	Revolver 1L 04/26	SOFR +	4.75%		4/21/2033	1,404	(32)	(b)(c)
Schellman Inc	TL 1L 04/26	SOFR +	4.75%		4/21/2033	10,014	9,789	(b)
Schellman Inc	TL 1L DD 04/26	SOFR +	4.75%		4/21/2033	936	(21)	(b)(c)

Leisure Facilities - 3.5%
ClubCorp Club Operations Inc	Revolver 1L 06/26	SOFR +	5.25%		6/9/2032	2,746	—	(b)(c)
ClubCorp Club Operations Inc	TL 1L B 06/26	SOFR +	5.25%		6/9/2032	27,006	26,871	(b)
ClubCorp Club Operations Inc	TL 1L DD-B 06/26	SOFR +	5.25%		6/9/2032	1,831	(9)	(b)(c)

Property & Casualty Insurance - 3.7%
Alacrity Solutions Group LLC	Revolver 1L 02/25	SOFR +	5.25%		2/28/2030	340	—	(b)(c)
Alacrity Solutions Group LLC	TL 1L 02/25 (Takeback) PIK	SOFR +	1.00%	(5.25% PIK)	2/28/2030	741	741	(b)(d)
Alacrity Solutions Group LLC	TL 1L DD 02/25 (Exit)	SOFR +	5.25%		2/28/2030	452	—	(b)(c)
J S Held LLC	Revolver 1L 10/24	SOFR +	4.75%		6/1/2028	1,444	(11)	(b)(c)
J S Held LLC	TL 1L B 10/24	SOFR +	4.75%		6/1/2028	24,679	24,494	(b)
J S Held LLC	TL 1L DD 10/24	SOFR +	4.75%		6/1/2028	4,152	3,187	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes

Research & Consulting Services - 2.9%
BDO USA PA	TL 1L 08/23	SOFR +	5.00%		8/31/2028	5,852	5,835	(b)
BDO USA PA	TL 1L 11/25	SOFR +	4.50%		8/31/2028	897	894	(b)
Hibu Inc	TL 1L 04/25 (Add-on)	SOFR +	6.25%		5/4/2027	5,419	5,473	(b)
Hibu Inc	TL 1L 05/21	SOFR +	6.25%		5/4/2027	987	987	(b)
Hibu Inc	TL 1L 06/22	SOFR +	6.25%		5/4/2027	1,981	1,981	(b)
Hibu Inc	TL 1L 08/24	SOFR +	6.25%		5/4/2027	6,806	6,806	(b)

Specialized Consumer Services - 6.1%
Circana Group (f.k.a. NPD Group)	Revolver 1L 04/25	SOFR +	4.25%		12/1/2028	422	—	(b)(c)
Circana Group (f.k.a. NPD Group)	TL 1L 04/25	SOFR +	4.25%		12/1/2029	5,764	5,764	(b)
Legends Hospitality LLC	Revolver 1L 08/24	SOFR +	5.00%		8/22/2030	2,871	761	(b)(c)
Legends Hospitality LLC	TL 1L 08/24 PIK	SOFR +	2.75%	(2.75% PIK)	8/22/2031	25,210	24,958	(b)(d)
Legends Hospitality LLC	TL 1L DD 08/24	SOFR +	5.00%		8/22/2031	1,423	1,409	(b)
Spotless Brands LLC	TL 1L 02/23	SOFR +	5.75%		7/25/2028	1,695	1,695	(b)
Spotless Brands LLC	TL 1L DD 02/23	SOFR +	5.75%		7/25/2028	2,581	2,581	(b)
Spotless Brands LLC	TL 1L DD E 08/24	SOFR +	5.50%		7/25/2028	7,713	7,713	(b)
Spotless Brands LLC	TL 1L DDTL 09/25	SOFR +	5.00%		7/25/2028	3,551	1,309	(b)(c)

Specialty Chemicals - 2.6%
DuBois Chemicals Inc	Revolver 1L 06/24	SOFR +	5.00%		6/13/2031	3,054	(53)	(b)(c)
DuBois Chemicals Inc	TL 1L 06/24	SOFR +	5.00%		6/13/2031	18,265	17,949	(b)
DuBois Chemicals Inc	TL 1L DD 06/24	SOFR +	5.00%		6/13/2031	2,168	2,130	(b)

Systems Software - 21.6%
Bonterra LLC	Revolver 1L 03/25	SOFR +	5.00%		3/5/2032	3,328	589	(b)(c)
Bonterra LLC	TL 1L 03/25	SOFR +	5.00%		3/5/2032	30,474	29,776	(b)
Bonterra LLC	TL 1L DD 03/25	SOFR +	4.75%		3/5/2032	3,319	3,243	(b)
Bonterra LLC	TL 1L DD 10/25	SOFR +	5.00%		3/5/2032	24,392	11,867	(b)(c)
Conservice LLC	Revolver 1L 02/26	SOFR +	4.50%		2/25/2033	1,336	(30)	(b)(c)
Conservice LLC	TL 1L 02/26	SOFR +	4.50%		2/25/2033	9,812	9,591	(b)
GE Vernova Electrification Software LLC	Revolver 1L 03/26 (Closing Date)	SOFR +	4.75%		3/2/2033	227	(6)	(b)(c)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
GE Vernova Electrification Software LLC	TL 1L 03/26 (Closing Date Acquisition)	SOFR +	4.75%		3/2/2033	578	563	(b)
GE Vernova Electrification Software LLC	TL 1L 03/26 (Specified Acquisition)	SOFR +	4.75%		3/2/2033	702	683	(b)
Gigamon Inc	TL 1L 03/22	SOFR +	5.75%		3/9/2029	4,360	4,120	(b)
Jeppesen Holdings LLC	Revolver 1L 10/25	SOFR +	4.75%		10/31/2032	1,434	(24)	(b)(c)(h)
Jeppesen Holdings LLC	TL 1L 10/25	SOFR +	4.75%		10/31/2032	27,664	27,211	(b)(h)
Med-Metrix	Revolver 1L 07/25	SOFR +	4.50%		7/21/2032	3,099	(69)	(b)(c)
Med-Metrix	TL 1L 07/25	SOFR +	4.50%		7/21/2032	17,509	17,121	(b)
Med-Metrix	TL 1L DD 07/25	SOFR +	4.50%		7/21/2032	7,283	(123)	(b)(c)
OEConnection LLC	Revolver 1L 04/24	SOFR +	4.50%		12/23/2032	2,679	(60)	(b)(c)
OEConnection LLC	TL 1L 04/24	SOFR +	4.50%		12/23/2032	25,780	25,203	(b)
OEConnection LLC	TL 1L DD 12/24	SOFR +	4.50%		12/23/2032	3,196	(72)	(b)(c)
Veriforce LLC	Revolver 1L 11/24	SOFR +	4.75%		11/21/2031	2,339	(19)	(b)(c)(h)
Veriforce LLC	TL 1L 11/24 GBP	SONIA +	4.50%		11/21/2031	8,352	10,989	(b)(f)(h)
Veriforce LLC	TL 1L 11/24 USD	SOFR +	4.50%		11/21/2031	24,426	24,228	(b)(h)
Veriforce LLC	TL 1L DD 09/25	SOFR +	4.50%		11/21/2031	4,256	(79)	(b)(c)(h)
Veriforce LLC	TL 1L DD-2 11/24 USD	SOFR +	4.75%		11/21/2031	1,295	(11)	(b)(c)(h)

Trading Companies & Distributors - 4.6%
NEFCO Corp	Revolver 1L 01/26	SOFR +	4.50%		1/13/2033	1,783	981	(b)(c)
NEFCO Corp	TL 1L 01/26	SOFR +	4.50%		1/13/2033	12,479	12,479	(b)
NEFCO Corp	TL 1L DD 01/26	SOFR +	4.50%		1/13/2033	2,674	—	(b)(c)
Radwell International LLC	Revolver 1L 04/22	SOFR +	4.75%		4/1/2030	384	101	(b)(c)
Radwell International LLC	TL 1L 12/22	SOFR +	4.75%		4/1/2030	4,937	4,923	(b)
Radwell International LLC	TL 1L DD 11/24	SOFR +	4.75%		4/1/2030	16,403	16,355	(b)
Radwell International LLC	TL 1L DD 04/26	SOFR +	4.75%		4/1/2030	9,414	241	(b)(c)

Total Senior Secured Loans - First Lien (Cost $1,408,081)							$1,395,704

Subordinated Debt - 0.1%
Health Care Services - 0.0%
Affordable Care Inc	10.000% 06/2032 (HoldCo PIK Note)		10.00%	PIK	6/30/2032	$631	$631	(b)(d)

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer	Asset	Reference Rate & Spread			Maturity Date	Par/Shares	Fair Value	Footnotes
Property & Casualty Insurance - 0.1%
Alacrity Solutions Group LLC	TL Mezz 02/25 PIK	SOFR +	8.00%	PIK	2/28/2030	788	583	(b)(d)

Total Subordinated Debt (Cost $1,419)							$1,214

Equity - 0.5%
Health Care Services - 0.5%
Affordable Care Inc	Common Stock					3,043	$1,455	(a)(b)
Dental Care Alliance Inc	Common Stock					260,776	2,302	(a)(b)

Interactive Media & Services - 0.0%
Lionbridge Technologies Inc	Lionbridge Common Equity					1,195	—	(a)(b)
Lionbridge Technologies Inc	Preferred Stock (Series C)					298,804	—	(a)(b)

IT Consulting & Other Services - 0.0%
New Era Technology LLC	Common Stock (Takeback)					1,675	—	(a)(b)
New Era Technology LLC	Preferred Stock					1,675	—	(a)(b)

Property & Casualty Insurance - 0.0%
Alacrity Solutions Group LLC	Common Stock					423	—	(a)(b)
Alacrity Solutions Group LLC	Perp (Pref Equity) PIK	SOFR +	8.00%	PIK		452	—	(a)(b)(d)(i)
Total Equity (Cost $6,216)							$3,757

TOTAL INVESTMENTS (Cost $1,415,716) – 183.5%							$1,400,675

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(in thousands, except share amounts)
(Unaudited)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 2.2%
U.S. Government Securities - 2.2%
BNY Mellon U.S. Treasury Fund	Investor Shares	20,806	$21	(e)
Goldman Sachs Financial Square Government Fund	Institutional Shares	10,502,532	10,503	(k)
State Street Institutional U.S. Government Money Market Fund	Opportunity Class	6,106,849	6,107	(j)
TOTAL MONEY MARKET FUND (Cost $16,631) - 2.2%			$16,631

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $1,432,347) - 185.7%			$1,417,306
LIABILITIES EXCEEDING OTHER ASSETS, NET - (85.7%)			(654,475)
NET ASSETS – 100.0%			$762,831

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of June 30, 2026 was 3.7%.
SONIA	Sterling Overnight Index Average as of June 30, 2026 was 3.7%.
EURIBOR	Euro Interbank Offered Rate as of June 30, 2026 was 2.3%.
(a)	Security considered restricted. Refer to Note 6 for more details.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of June 30, 2026 was 3.3%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
(h)
The investment, or portion of the investment is not a qualifying asset under the 1940 Act, as amended. A BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of June 30, 2026, 93.5% of the Company's total assets represented qualifying assets.

(i)	Asset is on non-accrual status.
(j)	The money market fund’s average 7-day yield as of June 30, 2026 was 3.6%.
(k)	The money market fund’s average 7-day yield as of June 30, 2026 was 3.5%.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(in thousands, except share amounts)

Issuer		Shares	Fair Value	Footnotes
Money Market Fund - 8.0%
U.S. Government Securities - 8.0%
BNY Mellon U.S. Treasury Fund	Money Market Fund Shares	44,074,019	$44,074	(e)
State Street Institutional U.S. Government Money Market Fund	Opportunity Class	12,782,117	12,782	(j)
TOTAL MONEY MARKET FUND (Cost $56,856) - 8.0%			$56,856

TOTAL INVESTMENTS INCLUDING MONEY MARKET FUND (COST - $1,356,025) - 192.3%			$1,361,902
LIABILITIES EXCEEDING OTHER ASSETS, NET - (92.3%)			(653,750)
NET ASSETS – 100.0%			$708,152

_________________

TL	Term loan
DD	Delayed draw term loan
1L	First lien
SOFR	Secured Overnight Financing Rate as of December 31, 2025 was 3.9%.
SONIA	Sterling Overnight Index Average as of December 31, 2025 was 3.7%.
EURIBOR	Euro Interbank Offered Rate as of December 31, 2025 was 2.0%.
CORRA	Canadian Overnight Repo Rate Average as of December 31, 2025 was 2.3%.
(a)	Security considered restricted.
(b)	Value determined using significant unobservable inputs.
(c)	Investment is an unfunded or partially funded commitment.
(d)	Represents a payment-in-kind (“PIK”) security which may pay interest in additional par. PIK rate disclosed is excluded from the spread.
(e)	The money market fund’s average 7-day yield as of December 31, 2025 was 3.4%.
(f)	Par value is in GBP.
(g)	Par value is in EUR.
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

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.
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

For the three and six months ended June 30, 2026, there have been no significant changes to the Company’s fair value methodologies.

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

As a result of a transaction prior to the Company's conversion from a statutory trust to a corporation and election to be treated as a business development company and subsequent activities, the Company recorded a deferred tax liability of $468 as of June 30, 2026. The Company recorded a benefit for income taxes of $34 and $224 for the three and six months ended June 30, 2026 and $58 for the three and six months ended June 30, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 3. Shareholder Transactions
The Company expects to conduct a continuous private offering of its Common Shares (the “Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of its organizational documents.
At June 30, 2026, the Company has unlimited Common Shares authorized with a par value of $0.001 per share. The following table reflects the shareholder subscriptions during the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026		2025
Subscriptions(1)	Share	Amount	Share	Amount
Common Shares Sold	77,905	$78,114	117,303	$122,143
Total	77,905	$78,114	117,303	$122,143
__________
(1)All outstanding shares of the Company are held by an affiliate of the Adviser.

The following table reflects the distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2026 and June 30, 2025:

			For the Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 30, 2026	January 30, 2026	February 27, 2026	$10.04	$6,895
February 27, 2026	February 27, 2026	March 31, 2026	9.03	6,202
March 31, 2026	March 31, 2026	April 30, 2026	8.91	6,177
April 30, 2026	April 30, 2026	May 29, 2026	9.74	6,813
May 29, 2026	May 29, 2026	June 30, 2026	9.96	7,027
June 30, 2026	June 30, 2026	July 31, 2026	9.04	6,442
Total			$56.72	$39,556

			For the Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2025	January 31, 2025	February 28, 2025	$10.99	$4,102
February 28, 2025	February 28, 2025	March 31, 2025	10.86	4,309
March 31, 2025	March 31, 2025	April 30, 2025	10.02	4,207
April 30, 2025	April 30, 2025	May 31, 2025	12.87	5,954
May 30, 2025	May 31, 2025	June 13, 2025	10.58	4,937
June 30, 2025	June 30, 2025	July 31, 2025	6.98	3,262
Total			$62.30	$26,771
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
During the three and six months ended June 30, 2026, the Adviser earned a Management Fee of $2,276 and $4,458, respectively, and waived fees of $2,276 and $4,458, respectively. During the three and six months ended June 30, 2025 the Adviser earned a Management Fee of $1,535 and $2,905, respectively, and waived fees of $1,535 and $2,905, respectively.
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
In an order dated June 11, 2026, the SEC granted exemptive relief that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser with certain affiliates of the Adviser.
Affiliates - In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2026, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Other - Certain officers of the Company are also employees and officers of the Adviser. Such officers are paid no fees by the Company for serving as officers of the Company.
The Company is permitted to obtain, and has from time to time obtained, interest-free unsecured short-term borrowings (averaging one to two days) from an affiliate of the Adviser. There were no borrowings outstanding under such arrangements as of June 30, 2026.
Note 5. Investment Portfolio
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)			December 31, 2025
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	1,408,081	1,395,704	98.4%	1,295,967	1,303,361	95.6%
Subordinated Debt	1,419	1,214	0.1%	743	743	0.1%
Equity	6,216	3,757	0.3%	2,459	942	0.1%
Money Market Fund	16,631	16,631	1.2%	56,856	56,856	4.2%
Total	1,432,347	1,417,306	100.0%	1,356,025	1,361,902	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following table describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$164,691	11.8%	$152,163	11.6%
Construction & Engineering	162,140	11.6%	114,715	8.8%
Application Software	121,886	8.7%	112,126	8.6%
Diversified Support Services	120,319	8.6%	132,155	10.1%
Insurance Brokers	85,989	6.1%	73,174	5.6%
Health Care Services	67,606	4.8%	65,059	5.0%
Environmental & Facilities Services	59,091	4.2%	67,565	5.2%
Asset Management & Custody Banks	49,932	3.6%	49,242	3.8%
Air Freight & Logistics	48,598	3.5%	48,106	3.7%
Specialized Consumer Services	46,190	3.3%	45,702	3.5%
Aerospace & Defense	42,928	3.1%	37,649	2.9%
Health Care Technology	35,720	2.6%	35,850	2.7%
Trading Companies & Distributors	35,080	2.5%	21,726	1.7%
Electrical Components & Equipment	35,053	2.5%	35,545	2.7%
Food Distributors	29,267	2.1%	4,520	0.3%
Property & Casualty Insurance	28,994	2.1%	29,809	2.3%
Health Care Supplies	28,173	2.0%	32,358	2.5%
Consumer Finance	28,352	2.0%	28,755	2.2%
Leisure Facilities	26,862	1.9%	19,251	1.5%
Interactive Media & Services	23,033	1.6%	22,923	1.8%
Research & Consulting Services	21,976	1.6%	22,586	1.7%
Specialty Chemicals	20,026	1.4%	20,580	1.6%
Education Services	18,817	1.3%	16,666	1.3%
Cargo Ground Transportation	14,705	1.0%	15,015	1.2%
Human Resource & Employment Services	13,724	1.0%	13,824	1.1%
Commercial & Residential Mortgage Finance	12,206	0.9%	12,294	0.9%
IT Consulting & Other Services	11,585	0.8%	2,610	0.2%
Health Care Equipment	10,886	0.8%	10,663	0.8%
Internet Services & Infrastructure	7,431	0.5%	7,685	0.6%
Highways & Railtracks	5,558	0.4%	5,696	0.4%
Diversified Financial Services	5,322	0.4%	5,570	0.4%
Electronic Equipment & Instruments	5,101	0.4%	970	0.1%
Hotels, Resorts & Cruise Lines	4,466	0.3%	4,462	0.3%
Health Care Facilities	4,835	0.3%	5,010	0.4%
Construction Machinery & Heavy Transportation Equipment	4,133	0.3%	4,192	0.3%
Personal Care Products	—	—%	7,886	0.6%
Publishing	—	—%	20,944	1.6%
Total	$1,400,675	100.0%	$1,305,046	100.0%

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Fair Value
The following tables present information about the Company’s assets measured on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the inputs utilized by the Company to determine such fair value:

	June 30, 2026 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$1,395,704	$1,395,704
Subordinated Debt	—	—	1,214	1,214
Equity	—	—	3,757	3,757
Money Market Fund	16,631	—	—	16,631
Total Investments including Money Market Fund	$16,631	$—	$1,400,675	$1,417,306

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments:
Senior Secured Loans - First Lien	$—	$—	$1,303,361	$1,303,361
Subordinated Debt	—	—	743	743
Equity	—	—	942	942
Money Market Fund	56,856	—	—	56,856
Total Investments including Money Market Fund	$56,856	$—	$1,305,046	$1,361,902

Restricted Securities — The Company may invest in securities that are subject to legal or contractual restrictions on resale and may only be resold to the public pursuant to an effective registration statement under the Securities Act, or to qualified institutional buyers in transactions exempt from such registration. The Company identifies a security as restricted only if the security is subject to resale restrictions and the Company is unable to sell the security to a qualified institutional buyer as of the end of the reporting period. The Company does not incur registration costs upon the resale of securities to qualified institutional buyers in transactions exempt from registration. In certain circumstances, the issuer of restricted securities may bear the costs associated with registering such securities for resale.
In determining whether a restricted security is liquid, the Valuation Designee considers the availability of qualified institutional buyers, trading activity, dealer support and other relevant market-based factors. Restricted securities are generally valued utilizing market quotations, pricing services, or dealer quotations obtained from the secondary market. When market quotations are not readily available, or when a restricted security is determined to be illiquid, the security is valued at fair value in accordance with the Company's valuation policies and procedures approved by the Board. Such fair values are determined in good faith by the Valuation Designee, subject to the oversight of the Board.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following tables are a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value as of June 30, 2026 and June 30, 2025:

	Senior Secured Loans - First Lien	Subordinated debt	Equity	Total
Balance as of January 1, 2026	$1,303,361	$743	$942	$1,305,046
Purchases	234,942	631	3,757	239,330
Paid-in-kind interest	1,690	45	—	1,735
Sales and repayments	(122,023)	—	—	(122,023)
Accretion of discount (amortization of premium)	184	—	—	184
Net change in unrealized appreciation (depreciation)	(19,771)	(205)	(942)	(20,918)
Net realized gain (loss)	(2,679)	—	—	(2,679)
Balance as of June 30, 2026	$1,395,704	$1,214	$3,757	$1,400,675

Net unrealized appreciation (depreciation) of investments held at June 30, 2026	$(19,002)	$(205)	$(942)	$(20,149)

	Senior Secured Loans - First Lien	Subordinated debt	Equity	Total
Balance as of January 1, 2025	$759,122	$—	$—	$759,122
Purchases	252,284	678	1,608	254,570
Paid-in-kind interest	1,278	—	—	1,278
Sales and repayments	(63,366)	—	—	(63,366)
Accretion of discount (amortization of premium)	319	—	—	319
Net change in unrealized appreciation (depreciation)	805	21	(1,151)	(325)
Net realized gain (loss)	1,055	—	—	1,055
Balance as of June 30, 2025	$951,497	$699	$457	$952,653

Net unrealized appreciation (depreciation) of investments held at June 30, 2025	$143	$21	$(1,151)	$(987)
No securities were transferred into or out of the Level 3 hierarchy during the six months ended June 30, 2026 and June 30, 2025.

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

The following tables present additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of June 30, 2026 and December 31, 2025:

Financial Asset	Fair Value at June 30, 2026	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$1,395,704	Yield Analysis	Yield	7.98% - 18.35% (9.33%)	Decrease
			Discount Margin	3.92% - 10.68% (5.25%)	Decrease
			Synthetic Rating Yield Adjustment	0.35% - 3.40% (1.34%)	Decrease
		Current Value Method	LTM EBITDA Multiple	5.25x - 10.50x (8.66x)	Increase
			NTM EBITDA Multiple	7.50x - 10.00x (8.99x)	Increase
			LTM Revenue Multiple	0.55x - 1.00x (0.68x)	Increase
Subordinated Debt	1,214	Current Value Method	NTM EBITDA Multiple	7.50x - 10.00x (8.80x)	Increase
			LTM Revenue Multiple	1.00x	Increase
Equity	3,757	Current Value Method	LTM EBITDA Multiple	5.25x - 9.25x (9.25x)	Increase
			NTM EBITDA Multiple	7.50x - 10.00x (10.00x)	Increase
Total	1,400,675

Financial Asset	Fair Value at December 31, 2025	Valuation Technique (1)	Unobservable Input (2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input
Senior Secured Loans - First Lien	$1,303,361	Yield Analysis	Yield	7.02% - 12.68% (8.47%)	Decrease
			Discount Margin	3.25% - 8.22% (5.07%)	Decrease
			Synthetic Rating Yield Adjustment	0.43% - 2.55% (1.37%)	Decrease
		Current Value Method	EBITDA Multiple	9.50x - 15.08x (11.94x)	Increase
Subordinated Debt	743	Current Value Method	EBITDA Multiple	15.08x	Increase
Equity	942	Current Value Method	Fwd EBITDA Multiple	9.50x	Increase
			LTM EBITDA Multiple	15.08x	Increase
Total	$1,305,046
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
The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of June 30, 2026, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.
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
The components of interest expense and average interest rates (i.e., base interest rate in effect plus the spread) for the Citibank Credit Facility and BNP Credit Facility for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025
Stated interest expense	$18,201	$14,415
Unused commitment fees	608	284
Amortization of deferred financing costs	1,104	647
Total interest expense	$19,913	$15,346
Weighted average interest rate	5.6%	6.1%
Average Borrowings Outstanding	$662,750	$455,898
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage equals at least 150% after such borrowing. The following table sets forth certain information regarding the Company’s senior securities as

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

of June 30, 2026. The Company’s senior securities are comprised solely of outstanding indebtedness of the Citibank Credit Facility and BNP Credit Facility, which constitutes a “senior security” as defined in the 1940 Act.

Period Ended	Total Amount Outstanding	Asset Coverage per $1,000(1)
June 30, 2026	$713,132	$2,070
__________
(1)Asset covered per $1,000 of debt is calculated by subtracting the Company’s liabilities and indebtedness not representing senior securities from the Company’s total assets, dividing the result by the aggregate amount of the Company’s senior securities representing indebtedness then outstanding, and multiplying the result by 1,000.
Note 8. Commitments and Contingencies
The Company may enter into certain credit agreements, of which all or a portion may be unfunded. The Company will maintain sufficient liquidity to fund these commitments at the borrower’s discretion. As of June 30, 2026, total unfunded commitments and fair value on these credit agreements were $305,702 and $(2,505), respectively.

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

KKR Enhanced US Direct Lending Fund-L Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026	2025
Common Shares
Per Share Operating Performance(1)
Net asset value, beginning of period	$1,031.53	$1,036.06
Income from investment operations:
Net investment income	55.83	65.87
Net realized and unrealized gains (losses)	(32.71)	(1.04)
Total investment from operations	23.12	64.83

Distributions from:
Net investment income	(56.72)	(62.30)
Total distributions	(56.72)	(62.30)
Net asset value, end of period	$997.93	$1,038.59
Total return(2)	2.24%	6.26%

Ratio to average net assets
Expenses, before waiver(3)	7.33%	8.45%
Expenses, after waiver(3)	6.06%	7.20%
Net investment income, before waiver(3)	9.33%	10.48%
Net investment income, after waiver(3)	10.60%	11.73%
Supplemental data
Net asset value, end of period	$762,831	$509,592
Portfolio turnover rate(2)	9.08%	7.11%
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

Portfolio Investment Activity
Total Portfolio Activity
The following table presents certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Investment Activity	2026	2025	2026	2025
Purchases	$165,365	$106,884	$239,330	$254,570
Paid-in-kind interest	1,238	695	1,735	1,278
Sales and Repayments	(71,515)	(47,649)	(122,023)	(63,366)
Net Investment Activity	$95,088	$59,930	$119,042	$192,482

The following tables summarize the composition of our investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)			December 31, 2025
	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$1,408,081	$1,395,704	98.4%	$1,295,967	$1,303,361	95.6%
Subordinated Debt	1,419	1,214	0.1%	743	743	0.1%
Equity	6,216	3,757	0.3%	2,459	942	0.1%
Money Market Fund	$16,631	$16,631	1.2%	$56,856	$56,856	4.2%
Total	$1,432,347	$1,417,306	100.0%	$1,356,025	$1,361,902	100.0%
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)	December 31, 2025
Number of Portfolio Companies	89	86
% Variable Rate Debt Investments (based on fair value)(1)(4)	100.0%	99.9%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)(2)(3)	8.6%	8.8%
Weighted Average Annual Yield on All Debt Investments(1)(4)	8.6%	8.9%
__________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026 or December 31, 2025, as applicable, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026 or December 31, 2025, as applicable.
(3)Does not include investments on non-accrual status.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of

June 30, 2026 and December 31, 2025, as applicable, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026 and December 31, 2025, as applicable.
For the six months ended June 30, 2026, our total return based on NAV was 2.24%. See footnote 3 to the table included in Note 9 - Financial Highlights to our unaudited financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments, excluding money market funds, by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Systems Software	$164,691	11.8%	$152,163	11.6%
Construction & Engineering	162,140	11.6%	114,715	8.8%
Application Software	121,886	8.7%	112,126	8.6%
Diversified Support Services	120,319	8.6%	132,155	10.1%
Insurance Brokers	85,989	6.1%	73,174	5.6%
Health Care Services	67,606	4.8%	65,059	5.0%
Environmental & Facilities Services	59,091	4.2%	67,565	5.2%
Asset Management & Custody Banks	49,932	3.6%	49,242	3.8%
Air Freight & Logistics	48,598	3.5%	48,106	3.7%
Specialized Consumer Services	46,190	3.3%	45,702	3.5%
Aerospace & Defense	42,928	3.1%	37,649	2.9%
Health Care Technology	35,720	2.6%	35,850	2.7%
Trading Companies & Distributors	35,080	2.5%	21,726	1.7%
Electrical Components & Equipment	35,053	2.5%	35,545	2.7%
Food Distributors	29,267	2.1%	4,520	0.3%
Property & Casualty Insurance	28,994	2.1%	29,809	2.3%
Health Care Supplies	28,173	2.0%	32,358	2.5%
Consumer Finance	28,352	2.0%	28,755	2.2%
Leisure Facilities	26,862	1.9%	19,251	1.5%
Interactive Media & Services	23,033	1.6%	22,923	1.8%
Research & Consulting Services	21,976	1.6%	22,586	1.7%
Specialty Chemicals	20,026	1.4%	20,580	1.6%
Education Services	18,817	1.3%	16,666	1.3%
Cargo Ground Transportation	14,705	1.0%	15,015	1.2%
Human Resource & Employment Services	13,724	1.0%	13,824	1.1%
Commercial & Residential Mortgage Finance	12,206	0.9%	12,294	0.9%
IT Consulting & Other Services	11,585	0.8%	2,610	0.2%
Health Care Equipment	10,886	0.8%	10,663	0.8%
Internet Services & Infrastructure	7,431	0.5%	7,685	0.6%
Highways & Railtracks	5,558	0.4%	5,696	0.4%
Diversified Financial Services	5,322	0.4%	5,570	0.4%
Electronic Equipment & Instruments	5,101	0.4%	970	0.1%
Hotels, Resorts & Cruise Lines	4,466	0.3%	4,462	0.3%
Health Care Facilities	4,835	0.3%	5,010	0.4%
Construction Machinery & Heavy Transportation Equipment	4,133	0.3%	4,192	0.3%
Personal Care Products	—	—%	7,886	0.6%
Publishing	—	—%	20,944	1.6%
Total	$1,400,675	100.0%	$1,305,046	100.0%

Results of Operations
Revenues
Our investment income for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$27,160	89.1%	$21,614	92.1%	$55,079	91.4%	$41,514	92.0%
Interest income - PIK	1,238	4.0%	695	3.0%	1,735	2.9%	1,278	2.8%
Fee income	2,095	6.9%	1,156	4.9%	3,478	5.8%	2,374	5.3%
Total investment income	$30,493	100.0%	$23,465	100.0%	$60,292	100.0%	$45,166	100.0%

The level of interest income and other income we received was primarily driven by our deployment of capital. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.

The increase in interest and PIK income for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to the increase in the size of our investment portfolio. The change in fee income is primarily related to changes in deal activity during the respective periods.
Expenses
Our operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$10,223	$7,866	$19,913	$15,346
Management fee	2,276	1,535	4,458	2,905
Professional fees	489	465	982	1,036
Administration and custody fees	126	93	252	179
Directors’ fees	19	19	37	37
Other expenses	79	69	153	123
Total operating expenses	13,212	10,047	25,795	19,626
Less: Fees waived by the Adviser	(2,276)	(1,535)	(4,458)	(2,905)
Net operating expenses	$10,936	$8,512	$21,337	$16,721

Interest expense, among other things, is the main driver of net operating expenses, which may increase or decrease depending on investment activities, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.

The increase in expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to an increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and six months ended June 30, 2026, and the incurrence of additional borrowings under the Citibank Credit Facility and BNP Credit Facility (each as defined below), which increased interest expense.

Net Investment Income
Our net investment income for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$30,493	$23,465	$60,292	$45,166
Net operating expenses	10,936	8,512	21,337	16,721
Net investment income	$19,557	$14,953	$38,955	$28,445
The increase in net investment income for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to an increase in interest and fee income earned due to increased size of our investment portfolio, which is offset by the interest expense discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gains (losses) on investments and foreign currencies	$(2,979)	$439	$(2,642)	$707
Total net realized gains (losses)	$(2,979)	$439	$(2,642)	$707
Our realized gains (losses) on investments for the three and six months ended June 30, 2026 and June 30, 2025 were derived from the acceleration of OID from repayment activities and the sale of investments.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments and foreign currencies	$(4,119)	$(3,526)	$(20,416)	$(1,808)
Benefit (provision) for income taxes	34	58	224	58
Total net change in unrealized appreciation (depreciation)	$(4,085)	$(3,468)	$(20,192)	$(1,750)
Our net change in unrealized depreciation in our investments for the three and six months ended June 30, 2026 and June 30, 2025 was primarily due to depreciation in the value of several specific assets in the portfolio as determined in accordance with our best estimate of fair value.
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
For the six months ended June 30, 2026 and June 30, 2025, we had received capital subscriptions of $78,114 and $122,143, respectively, from the investors in the Private Offering.

As of June 30, 2026, we had $28,434 in cash and cash equivalents, which we held in custodial accounts and money market fund accounts with financial institutions. As of June 30, 2026, we had aggregate unfunded commitments of $305,702. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

The Citibank Credit Facility accrues interest based on the Secured Overnight Financing Rate, or a base rate applicable to each currency’s borrowing, plus a spread of 1.85%. Commitment fees accrue at a rate of 0.50%, 1.25%, or 1.50%, depending on the utilization levels. The Citibank Credit Facility contains certain financial, collateral, and operating covenants that require the maintenance of ratios and benchmarks throughout the borrowing period. As of June 30, 2026, the Company was in compliance with these covenants. The fair value of the Citibank Credit Facility approximates its carrying value due to variable interest rates that periodically reset to market rates. The fair value was determined using Level 2 inputs in the fair value hierarchy.

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

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2026:

	June 30, 2026
Debt Obligations(1)	Type of Debt	Rate	Amount Outstanding(2)	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	SOFR+1.85%	$500,132	$99,868	March 30, 2030
BNP Credit Facility	Revolving Credit Facility	SOFR+1.85%	213,000	87,000	April 11, 2030
Total			$713,132	$186,868
____________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)Amount includes borrowings in GBP and EUR, which have been converted to U.S dollars at exchange rates as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.
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

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments of $305,702.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Total Net Interest Income
Down 250 basis points	$(35,352)	$(17,828)	$(17,524)	(21.3)%
Down 200 basis points	(28,281)	(14,263)	(14,018)	(17.0)%
Down 150 basis points	(21,211)	(10,697)	(10,514)	(12.8)%
Down 100 basis points	(14,141)	(7,131)	(7,010)	(8.5)%
Down 50 basis points	(7,070)	(3,566)	(3,504)	(4.3)%
Up 50 basis points	7,070	3,566	3,504	4.3%
Up 100 basis points	14,141	7,131	7,010	8.5%
Up 150 basis points	21,211	10,697	10,514	12.8%
Up 200 basis points	28,281	14,263	14,018	17.0%
Up 250 basis points	35,352	17,828	17,524	21.3%
_______________

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2026 and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2026, we did not engage in interest rate hedging activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the six months ended June 30, 2026, and June 30, 2025, we issued and sold an aggregate of 77,905 and 117,303 Common Shares, respectively, pursuant to the subscription agreement entered into by and between KKR Enhanced US Direct Lending Fund-L Holdings L.P. (the “Subscriber”) and us. As of June 30, 2026, the Subscriber held all of the outstanding Common Shares issued by us and was our only shareholder. The Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 19, 2024)

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed on April 19, 2024)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10 filed on April 19, 2024)

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

101.CALInline	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEFInline	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LABInline	XBRL Taxonomy Extension Label Linkbase Document.*

101.PREInline	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2026.

KKR Enhanced US Direct Lending Fund-L Inc.

By:	/s/ George Mueller
George Mueller President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Murphy
Thomas Murphy Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)